Form 10-K
period 1993-12-31
COMMONWEALTH ELECTRIC CO
filed 1994-03-31
CIK 71222

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1993

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ________________ to ________________

                         Commission file number 2-7749

                         COMMONWEALTH ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-1659070
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

One Main Street, Cambridge, Massachusetts                02142-9150
(Address of principal executive offices)                 (Zip Code)


                                 617-225-4000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class      Name of each exchange on which registered
           None                              None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
       Class of Common Stock                         March 15, 1994
    Common Stock, $25 par value                      2,043,972 shares


The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is filing this Form with the reduced disclosure format.

Documents Incorporated by Reference                  Part in Form 10-K
              None                                     Not Applicable

List of Exhibits begins on page 39 of this report.
                                    PAGE 2

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1993

                               TABLE OF CONTENTS

                                    PART I
                                                                    PAGE

Item  1.    Business........................................         3

              General.......................................         3
              Electric Power Supply.........................         3
              New England Power Pool........................         4
              Power Contracts and Capacity
                Acquisition and Disposition Agreement.......         5
              Energy Mix....................................         5
              Rates and Regulation..........................         6
                (a) Rate Proceedings........................         6
                (b) Cost Recovery...........................         6
                (c) Economic Development Rate...............         7
              Construction and Financing....................         8
              Employees.....................................         8

Item  2.    Properties......................................         8

Item  3.    Legal Proceedings...............................         8



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................         9

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................        10

Item  8.    Financial Statements and Supplementary Data.....        17

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........        17



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................        38



Signatures..................................................        57

                                    PAGE 3

                         COMMONWEALTH ELECTRIC COMPANY
                                    PART I.

Item 1. Business

    General Commonwealth Electric Company (the Company) is engaged in the generation, transmission, distribution and sale of electricity at retail to approximately 307,700 customers (including 48,400 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. The results of the 1990 federal census taken in the Company's service area indicated a population increase of 18.1% since 1980. Also, the Company sells power to the New England Power Pool (NEPOOL) and is actively pursuing sales of certain available capacity to other utilities in and outside the New England region.

    The Company, which was organized on April 4, 1850 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Public Utilities (DPU), which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). Since the date of its organization, the Company has from time to time acquired or disposed of the property and franchises of or merged with various gas or electric companies. The Company is a wholly-owned subsidiary of Commonwealth Energy System ("System"), which, together with its subsidiaries, is collectively referred to as "the system."

    By virtue of its charter, which is unlimited in time, the Company distrib-utes electricity without direct competition in kind from any privately or municipally-owned utilities. Alternate sources of energy are available to customers within the service territory, but competition from these sources to date has not been a significant factor affecting the Company. Of the Com-pany's 1993 retail electric unit sales, 49% was sold to residential customers, 32% to commercial customers, 10% to industrial and 9% to municipal and other customers.

    Electric Power Supply

    The Company relies almost entirely on purchased power to meet its electric energy requirements. The Company owns generating facilities with a total capacity of 13.8 MW, which are principally used for emergency and peaking purposes. The Company also has a joint-ownership interest of 8.8 MW in Central Maine Power Company's oil-fired Wyman Unit 4.

    Power purchases for the Company and Cambridge Electric Light Company (Cambridge Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal), another wholly-owned subsidiary of the System. Canal is a wholesale electric generat-ing company located in Sandwich, Massachusetts and an important source of purchased power for the Company. Under long-term contracts, system entitle-ments include one-quarter (143 MW) of the capacity and energy of Canal Unit 1 and one-half (292 MW) of the capacity and energy of Canal Unit 2. In 1991, Canal, on behalf of the Company, exchanged 50 MW of the system's entitlement in Canal Unit 2 with Central Vermont Public Service Corporation (CVPS) for 25 MW each of CVPS's entitlement in the Vermont Yankee nuclear power plant and the Merrimack 2 coal-fired unit through October 1995 in order to reduce the
                                    PAGE 4

                         COMMONWEALTH ELECTRIC COMPANY

Company's reliance on oil-fired generation. Additionally, in 1993, Canal executed an exchange transaction with New England Power Company whereby 20 MW of Canal Unit 2 was exchanged for 20 MW of Bear Swamp Unit Nos. 1 and 2 through October 1993. On November 1, 1993, the exchange was increased to 50 MW through April 1997. The Bear Swamp Units are pumped storage hydro-electric generating facilities.

    In response to solicitations made to the NEPOOL member companies by Northeast Utilities (NU), Canal, on behalf of the Company and Cambridge Electric, agreed to purchase entitlements through various contracts ranging up to five years in length. The terms of the five-year agreement stipulate the purchase of 50 MW, on average, from NU annually from November 1989 through October 1994. The Company and Cambridge Electric are each appropriated a portion of the power received from NU based on need.

    In addition, the Company has a 73.1 MW entitlement from a nuclear unit in Plymouth, Massachusetts (Pilgrim) under a life-of-the-unit contract with Boston Edison Company. Also, through Canal's equity ownership in Hydro-Quebec Phase II and its 3.52% interest in the Seabrook nuclear power plant, the Company has entitlements of 48.2 MW and 32.4 MW, respectively. In-state non-utility sources which provide a portion of the Company's requirements include
67.0 MW from the SEMASS waste-to-energy plant (which includes 20.8 MW from the expansion unit which went on-line May 17, 1993), 10.0 MW from Boott Hydropow-er, Inc., 2.0 MW from Swift River Company and 0.5 MW from Pioneer Hydropower, Inc. In addition, the Company has contracted to purchase power from: (1) five natural gas-fired cogenerating facilities as follows: 23.8 MW from Consolidat-ed Power Company; 31.4 MW from Pepperell Power Associates; 44 MW from North-east Energy Associates, and effective July 31 and September 1, 1993, 51 MW and
27.5 MW from Masspower and Altresco Pittsfield, L.P., respectively, and (2),
61.8 MW from Dartmouth Power Associates, a natural gas-fired independent power producer.

    The Company expects to provide for future peak load plus reserve require-ments through existing and planned system generation, including purchasing available capacity from neighboring utilities and/or non-utility generators. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for Canal to acquire and deliver sufficient electric generating capacity to meet the Company's and Cambridge Electric's capacity requirements.

    New England Power Pool

    The Company, together with other electric utility companies in the New England area, is a member of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of member companies to fulfill the region's energy requirements. This concept is accomplished through the use of computers to monitor and forecast load requirements and provide for the economic dispatch of generation.

    The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the
                                    PAGE 5

                         COMMONWEALTH ELECTRIC COMPANY

provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems in enhancing reliability.

    The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 23% to 29% of peak load.

    Power Contracts and Capacity Acquisition and Disposition Agreement

    The Company has long-term contracts for the purchase of electricity from various sources. In addition, the Company's future generation needs will be met substantially through a Capacity Acquisition and Disposition Agreement with Canal. For further information on this agreement, refer to Note 2(b) of the Notes to Financial Statements filed under Item 8 of this report.

    Energy Mix

    The Company's energy mix, including purchased power, was as follows:

                                     1993      1992       1991

       Oil                            27%       39%        36%
       Nuclear                        20        22         28
       Natural gas                    35        24         19
       Waste-to-energy                11         9         10
       Hydro                           4         3          4
       Coal                            3         3          3
         Total                       100%      100%       100%

    The Company's energy mix has shifted during the last several years from oil to natural gas and other types of generation due to the availability of capacity from independent power producing (IPP) facilities and cogenerating units and, to a lesser extent, an effort to reduce its reliance on oil. As stated in the "Electric Power Supply" section above, in 1993, the Company began receiving power from two gas-fired sources (Altresco Pittsfield and Masspower), additional energy from the expansion of a waste-to-energy plant (SEMASS) and extended commitments from a pumped storage facility (Bear Swamp) in exchange for power from the oil-fired Canal Unit 2. In 1991, Canal arranged for a long-term exchange of power with certain CVPS nuclear (Vermont Yankee) and a coal-fired unit (Merrimack 2). In certain circumstances, it is possible to exchange capacity with another utility so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. The Canal/Bear Swamp transaction alone will save the Company's customers $2.7 million over a four-year period that began in June 1993. These exchanges and other future capacity purchase power contracts with natural gas-fired IPPs will continue to shift the Company's energy mix from oil to other sources. In addition, the Company is actively pursuing sales of certain available capacity to utilities in and outside the New England region.
                                    PAGE 6

                         COMMONWEALTH ELECTRIC COMPANY

    Rates and Regulation

       (a) Rate Proceedings

    The Company operates under the jurisdiction of the DPU, which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its respective wholesale rates with FERC.

    The DPU requires historic test-year information to support changes in rates. In its last base rate filing with the DPU in December 1990, the Company requested a $17.3 million revenue increase. On July 1, 1991, the DPU issued an order increasing the Company's retail electric revenues by $10.9 million or 3.1% over the test year ended June 30, 1990. The DPU also ordered the Company to undertake an independent management audit in 1992. In October 1992, the DPU released the results of the audit which evaluated existing activities and processes and identified opportunities for improved operations in the areas of strategic planning, budget development, control of capital and operational costs, management of outside services, employment policies and customer services. Throughout 1993, follow-up discussions were held between Commonwealth Electric and the DPU regarding the status of each audit recommen-dation with both parties expressing overall satisfaction with their progress. Changes in the implementation plan were discussed, with the plan expected to be complete in 1994.

       (b) Cost Recovery

    Rate Schedule The Company files a Fuel Charge rate schedule, subject to DPU regulation, under which it is allowed current recovery, from retail customers, of fuel used in electric generation and a substantial portion of purchased power, demand and transmission costs. This schedule requires the quarterly computation of a Fuel Charge decimal based on forecasts of fuel, purchased power and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for that period, an appropriate adjustment is reflected in the calcula-tion of the decimal for the next calendar quarter.

    Purchased Power The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement and an energy charge to cover the cost of fuel. The DPU ordered the Company, effective July 1, 1991, to collect its capacity-related costs associated with certain long-term power arrangements through base rates.
Prior to that date, the Company was recovering these costs through its Fuel Charge. The current recovery mechanism utilizes a cost per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company experiences a revenue excess or shortfall which can have a significant impact on net income. All other capacity and energy-related purchased power costs are recovered through the Fuel Charge. The Company and Cambridge Electric made a filing in late 1992 with the DPU seeking an alterna-tive method of recovery. This request was denied in a letter order issued on October 6, 1993. However, the Company and Cambridge Electric were encouraged by the DPU's acknowledgement that the issues presented warrant further consideration. The DPU encouraged each company to continue to work with other
                                    PAGE 7

                         COMMONWEALTH ELECTRIC COMPANY

interested parties, including the Attorney General of Massachusetts, to reach a consensus solution on the issue for consideration in each company's next base rate proceeding.

    Conservation and Load Management Programs The Company and Cambridge Elec-tric have received approval from the DPU to recover conservation and load management program (C&LM) costs. The programs offer opportunities to all customers to save energy by investing in C&LM measures. The overall objective of the programs is to reduce capacity and energy requirements which in turn reduce the cost of providing service. The Company has Conservation Charge
(CC) rate schedules which allow for current cost recovery from retail custom-ers. On June 30, 1993, the DPU issued an order in Phase I of a C&LM filing by the Company and Cambridge Electric which authorizes the recovery of "lost base revenues" from electric customers. The recovery of lost base revenues is allowed by the DPU to encourage effective implementation of C&LM programs.
The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues. The amount to be recovered is approximately $3.5 million for the Company and is based on anticipated KWH savings for the eighteen-month period beginning January 1, 1993. The revenue will be recovered from customers over a twelve-month period which began July 1, 1993. Through December 31, 1993, the Company had recovered approximately $2.3 million in lost base revenue.

    On October 25, 1993, the DPU issued an order in Phase II of the C&LM proceeding. In that order, the DPU disallowed approximately $195,000 in expenditures that it determined exceeded benefits to customers. In addition, the DPU ruled that approximately $1.1 million in C&LM Task Force related expenditures are not recoverable by the Company "at this time" because certain programs have yet to be implemented and thus ratepayers are receiving no current benefits. The Company removed these costs from the current CC decimal and is continuing with the development of the programs and plans to seek recovery of these costs in a subsequent filing with the DPU. Based on the language in the order and subsequent discussions with the parties involved in the proceeding, management believes that the ultimate recovery of a substan-tial portion of these costs is likely.

    Seabrook Costs The full commission of the FERC, in a final order issued on August 4, 1992, approved full recovery of Canal's investment in the Seabrook nuclear power plant. The Company and Cambridge Electric had been billing, subject to refund, Seabrook 1 charges to their retail customers since August 1, 1990 through Fuel Charge decimals approved by the DPU. In its June 1, 1993 rate decision, the DPU allowed Cambridge Electric to recover its Seabrook 1 costs in base rates. However, the Company continues to recover these costs through the Fuel Charge.

    The Company and Cambridge Electric collect, through their respective Fuel Charge, amounts being billed to them by Canal for costs associated with Seabrook 2 (over a ten-year period ending in 1997) pursuant to a Capacity Acquisition Agreement the terms of which were approved by both FERC and the DPU.

       (c) Economic Development Rate

    In an effort to foster industrial development in its service area, the Company began offering an Economic Development Rate (EDR) on October 1, 1991.
                                    PAGE 8

                         COMMONWEALTH ELECTRIC COMPANY

The rate is offered to new or existing commercial and industrial customers who have an electric demand of 500 kilowatts or more and meet specific financial and other criteria. As of December 31, 1993, twenty-two industrial customers are benefitting from this special rate. The rate is available for a six-year term. In 1993, the DPU conducted a generic investigation into EDRs and rendered a decision on September 1, 1993 that established rate design guide-lines and minimum customer eligibility requirements. The Company refiled its EDRs to comply with the ruling. The Company also received approval for a Vacant Space Rate which it filed in conformance with the new EDR guidelines that is available to qualifying small commercial and industrial customers who establish loads in previously unoccupied building space.

    Construction and Financing

    Information concerning the Company's financing and construction programs is contained in Note 2(a) of Notes to Financial Statements filed under Item 8 of this report.

    Employees

    The total number of full-time employees for the Company declined 12% to 917 in 1993 from 1,042 employees at year-end 1992 due to a second quarter work force reduction. Of the current total, 602 employees (66%) are represented by the Brotherhood of Utility Workers of New England, Inc. under three separate collective bargaining units with agreements expiring October 31, 1994, September 30, 1996 and October 31, 1997. Employee relations have generally been satisfactory and management views the current work force level to be appropriate to service the Company's customers.

Item 2. Properties

    The principal properties of the Company consist of an integrated system of transmission and distribution lines, substations, an office building in the Town of Wareham, Massachusetts and other structures such as garages and service buildings. In addition, the Company owns and operates, for standby and emergency purposes only, two diesel plants with a combined capability of
13.8 MW located on the island of Martha's Vineyard. The Company also has a 1.4% joint-ownership interest in Central Maine Power Company's Wyman Unit 4 with an entitlement of 8.8 MW.

    The Company also owns a 60 MW steam electric generating station located in New Bedford, Massachusetts. This unit, which ceased operations in October 1992, was abandoned in 1993. As a result, the net book value of the plant of approximately $4 million was reclassified from Property, Plant and Equipment to a regulatory asset in anticipation of recovery.

    At December 31, 1993, the electric transmission and distribution system consisted of 5,691 pole miles of overhead lines, 3,423 cable miles of under-ground line, 142 substations and 326,674 active customer meters.

Item 3. Legal Proceedings

    The Company is not a party to any pending material legal proceeding.
                                    PAGE 9

                         COMMONWEALTH ELECTRIC COMPANY

                                    PART II.


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Common-wealth Energy System.

      (b) Number of Shareholders at December 31, 1993

          One

      (c) Frequency and Amount of Dividends Declared in 1993 and 1992

                      1993                            1992
                             Per Share                       Per Share
          Declaration Date     Amount     Declaration Date     Amount

          January 28, 1993     $1.90      February 24, 1992     $1.45
          April 23, 1993        1.10      April 27, 1992         1.20
          October 18, 1993      3.20      October 19, 1992       2.50
                               $6.20                            $5.15

          In 1992 and on January 28, 1993, dividends were declared on the 1,606,472 outstanding shares of common stock of the Company. On April 23, 1993 and October 18, 1993, dividends were declared on the 2,043,972 outstanding shares of common stock of the Company.

          Reference is made to Note 6 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.
                                    PAGE 10

                         COMMONWEALTH ELECTRIC COMPANY

Item 7. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying statements of income and is presented to facili-tate an understanding of the results of operations. This discussion should be read in conjunction with Item 1 of this report and the Notes to Financial Statements filed under Item 8 of this report.

    A summary of the period to period changes in the principal items included in the statements of income for the years ended December 31, 1993 and 1992, is shown below:

                                        Years Ended         Years Ended
                                        December 31,        December 31,
                                       1993 and 1992       1992 and 1991
                                             Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues         $ 20 991     5.1%     $(13 746)   (3.2)%

Operating Expenses -
 Electricity purchased for resale
   and fuel                           30 664    12.1         8 755     3.6
 Transmission                           (404)   (7.7)       (1 831)  (25.9)
 Other operation                      (7 275)   (9.6)        3 430     4.7
 Maintenance                          (1 429)  (11.8)         (712)   (5.5)
 Depreciation                             20     0.1           528     3.6
 Conservation and load management     (7 661)  (64.8)      (22 373)  (65.4)
 Taxes -
   Federal and state income            3 602   101.3        (1 258)  (26.1)
   Local property and other              349     4.5           869    12.6
                                      17 866     4.6       (12 592)   (3.2)

Operating Income                       3 125    13.2        (1 154)   (4.7)

Other Income                              (4)   (1.6)         (258)  (50.5)

Income Before Interest Charges         3 121    13.1        (1 412)   (5.6)

Interest Charges                          47     0.3          (559)   (3.6)

Net Income                          $  3 074    34.1      $   (853)   (8.7)

Retail Unit Sales MWH Increase        22 203     0.7         7 106     0.2

                                    PAGE 11

                         COMMONWEALTH ELECTRIC COMPANY

Revenues and Unit Sales

   The following is a summary of unit sales and customers for the periods indicated:
                                       Years Ended December 31,
                                1993               1992               1991
                                          %                  %
Unit Sales (MWH):                       Change             Change

 Residential                 1 587 338   0.1    1 586 577   2.7    1 545 308
 Commercial                  1 030 050   1.2    1 018 162  (4.0)   1 060 622
 Industrial                    328 220   0.7      325 912  (1.0)     329 173
 Municipal and other           282 630   2.6      275 384   4.4      263 826
   Total retail              3 228 238   0.7    3 206 035   0.2    3 198 929
 Sales to other utilities    1 284 724  29.5      991 954  11.3      891 452
   Total                     4 512 962   7.5    4 197 989   2.6    4 090 381

Customers - 12 Month Average:

 Residential (1)               269 736   1.2      266 513   0.2      265 969
 Commercial (1)                 34 362   0.4       34 348   0.9       34 057
 Industrial                        326   1.2          322  (5.8)         342
 Municipal and other             3 315   3.7        3 198   4.7        3 055
   Total                       307 739   1.1      304 381   0.3      303 423

(1) Includes seasonal customers of 48,364 in 1993, 47,527 in 1992 and 47,200 in 1991. Service is considered to be "seasonal" when the kilowatthours used in the billing months ending between June 1 and September 30 exceed the kilowatthours used in the preceding eight months.

    In 1993, operating revenues increased $21 million or 5.1% due primarily to the increase in purchased power and fuel costs of $30.7 million (12.1%), a 7.5% increase in total unit sales and the recovery of approximately $2.3 million in lost base revenues related to conservation and load management (C&LM) programs. Partially offsetting these increases was a lower level ($7.7 million) of C&LM program costs. Included in revenues were wholesale sales to NEPOOL and to non-associate utilities of $26.5 million, $22.3 million and $20.5 million in 1993, 1992 and 1991, respectively. Fluctuations in the level of wholesale electric sales have little, if any, impact on earnings.

    The Company has received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues current costs associated with C&LM programs through the operation of a Conservation Charge (CC) decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corre-sponding change will occur in revenues.

    1992 operating revenues decreased $13.7 million or 3.2% despite an increase in fuel and purchased power costs of $8.8 million (3.6%), a slight increase in retail unit sales and a full year of higher base rates for the Company. This reduction was due primarily to a $22.4 million or 65.4% decrease in C&LM costs recovered by the Company.

    Revenues during a portion of 1991 and through 1993 also reflect the impact of the Company's Economic Development Rate which became effective on October
                                    PAGE 12

                         COMMONWEALTH ELECTRIC COMPANY

1, 1991. Revenues were lower by $1.5 million, $1.3 million and $552,000 in 1993, 1992 and 1991, respectively. These amounts represent the difference between what certain commercial and industrial customers would have paid prior to the availability of this rate. For additional information on this special rate, refer to the "Economic Development Rate" section in Item 1 of this report.

    Although 1993 retail electric unit sales increased by less than 1%, each customer segment did show improvement. Unit sales reflect moderate growth in customers, primarily residential, a greater demand for power from commercial and seasonal customers reflecting an improving economy and, to a lesser extent, more extreme weather conditions resulting in additional use to meet heating or air conditioning requirements, offset somewhat by the impact of conservation programs. Retail electric unit sales were virtually unchanged in 1992 due primarily to a 2.7% increase in the residential sector caused by a return to normal (colder) temperatures, resulting in a more normal heating season in the first and fourth quarters of the year, offset somewhat by a cooler than average summer period, C&LM programs and the difficult economic conditions in communities served by the Company.

Purchased Power, Fuel and Transmission

    The cost of fuel used for electric generation and purchased power per KWH sold was $.063, $.061 and $.060 for 1993, 1992 and 1991, respectively. These costs constitute 66%, 62% and 58% of electric operating revenues for the respective years. The upward trend since 1991 reflects the impact of the Company's contractual obligations to take higher-cost power contracted for in the 1980s when the Company's customer base grew dramatically and forecasts predicted continued growth. These contracts, which are typically long-term, will continue to drive costs up as additional capacity comes on line. The Company is currently involved in negotiations to restructure or buy out certain of these long-term contracts.

    For 1993 and 1992, fuel and purchased power costs increased $30.7 million or 12.1% and $8.8 million or 3.6%, respectively, due to higher unit sales in both years and the contractual obligations discussed above including addition-al power purchases from certain gas-fired independent power producing (IPP) facilities. Both 1993 and 1992 reflect reduced purchases from Canal Electric Company's units and other oil-fired units. The increased costs for power from the IPPs and other sources were offset somewhat by lower Seabrook 1 costs in both years. Reflected in purchased power and fuel for 1993 and 1992 was a reduction in fuel costs of nearly $900,000 and $1.5 million, respectively, due to the closing of the Company's Cannon Street generating station in late 1992 and a decline in other Company generation.

    In addition, purchased power and fuel expense for 1993 and 1992 includes $5.1 million and $1.5 million, respectively, for capacity-related costs associated with certain purchased power contracts that were not recovered in revenues due to the mechanism established by the DPU. The impact of this under-recovery reduced net income by $3.1 million and $906,000 in 1993 and 1992, respectively. (Refer to the "Purchased Power" section in Item 1 on page 6 of this report.)

    As more fully discussed in the "Energy Mix" section of Item 1 of this report, the Company's energy mix has shifted during the last several years
                                    PAGE 13

                         COMMONWEALTH ELECTRIC COMPANY

from oil to natural gas and other types of generation due to the availability of capacity from IPP facilities and, to a lesser extent, an effort to reduce its reliance on oil.

    Oil-fired generation, although reduced from prior years' levels, still accounts for a major percentage of the Company's total sources, including purchased power. Reflected in the 1993 and 1992 cost is the increased use of a cleaner burning but more expensive (1% sulphur) fuel oil at Canal. Average oil prices in 1993 at Canal's generating plant were $14.02 per barrel as compared to $12.95 and $12.53 per barrel in 1992 and 1991, respectively. In compliance with restrictions on stack emissions, the Commonwealth of Massa-chusetts mandated a reduction in sulphur dioxide emissions requiring the periodic use of lower-sulphur (1%) content oil. In 1993, 1% oil averaged $15.16 per barrel for Canal, a 12.1% decrease from the $17.25 cost in 1992. However, lower-sulphur oil displaced 57.5% of the higher-sulphur (2.2%) content oil as compared to 24% in 1992. This higher cost oil is reflected in the total average cost per barrel for 1993 and 1992 but was not used at Canal in 1991. The price of oil at Canal is expected to average approximately $15.62 per barrel in 1994.

    Shown below is an analysis of fuel, purchased power and C&LM costs together with base rate components of retail electric revenue:

                                            Percent of Retail Electric Revenue
                                                 1993       1992       1991
Revenue components:
    Costs recovered in Fuel or
       Conservation Charges                       52.2%      48.4%     57.6%
    Conservation and power costs in base rates    12.8       15.5       8.7
    Base rates and other                          35.0       36.1      33.7
                                                 100.0%     100.0%    100.0%

    Historically, revenue collected through base rates has been designed to reimburse the Company for all costs of operation other than fuel, purchased power and transmission expenses and provide a fair return on the capital invested in the business. As a result of the DPU's approval of new retail rates effective July 1, 1991, the Company was ordered to collect certain long-term capacity-related purchased power costs ($56.8 million in 1993, $52.9 million in 1992 and $26.2 million in 1991) and a portion of costs related to its C&LM programs ($8.6 million in 1992 and $8.3 million in 1991) through its base rates. Beginning February 1, 1992, the Company's recovery of C&LM costs were split from base rates through a separately stated Conservation Charge
(CC) decimal based on KWH used.
                                    PAGE 14

                         COMMONWEALTH ELECTRIC COMPANY

    The following is an analysis of the Company's revenue components and current recoverable costs for the years 1993, 1992 and 1991:


                                       Years Ended December 31,
                                 1993              1992               1991
                                          (Dollars in Thousands)
                                         %                   %
 Retail electric revenue:              Change              Change

   Costs recovered in Fuel
   or Conservation Charges    $210 717  12.4    $187 474   (19.2)  $232 086

   Conservation Charges and
   power costs in base rates    51 749 (14.0)     60 188    71.3     35 146
   Base rates and other        141 555   1.4     139 579     3.0    135 531
   Total retail revenue        404 021   4.3     387 241    (3.9)   402 763
 Total wholesale revenue        26 463  18.9      22 252     8.7     20 476
   Total revenue              $430 484   5.1    $409 493    (3.2)  $423 239

Other Operation

    In 1993, other operation decreased $7.3 million or 9.6% due to the absence in the current year of costs associated with the Company's Cannon Street generating station ($1.5 million) and the net savings of $1.1 million ($2.9 million in payroll savings less $1.8 million in severance costs) associated with the second quarter work force reduction which is expected to save more than $4 million annually in direct payroll costs. Also contributing to the lower costs in 1993 was the provision for bad debts expense which declined $2 million or 39.2% due to better payment experience reflecting improving economic conditions, lower affiliate services company charges ($1 million) due to the work force reduction and the absence in the current year of consulting fees ($900,000) associated with the independent management audit conducted in 1992. Also contributing to the lower expense level in 1993 was a decline in employee medical and life insurance costs of $700,000 and lower liability insurance costs of $300,000 due to fewer and less costly claims. Offsetting these decreases somewhat was an increase in pension costs of $600,000.

    Major factors contributing to the 4.7% increase in other operation in 1992 were the higher cost ($1.2 million) of medical and other types of insurance and approximately $900,000 for consulting fees associated with the aforemen-tioned management audit. Also, computer-related and other professional services provided to the Company by an affiliate services company were higher by $1.2 million in 1992. The provision for bad debts increased by $70,000 reflecting the difficult economic conditions in the Company's service territo-ry and a decline in fuel assistance programs. Certain factors offsetting these increases were: 1) a $1.7 million reduction in net pension expense as a result of asset valuation changes and the Company's deferral of $1.4 million of accrued pension costs pursuant to current rate-making; and 2) continued positive results from the Company's cost containment efforts, including reduced overtime, work force reductions through attrition, early retirements and the elimination of forty positions and associated costs relating to the closing of the Company's Cannon Street generating station on October 1.
                                    PAGE 15

                         COMMONWEALTH ELECTRIC COMPANY

    The total number of full-time employees declined 17.6% to 917 in 1993 from 1,113 employees at year-end 1991. Management views the current work force level to be appropriate for service to its customers.

Maintenance

    Maintenance continued to decrease in 1993 from 1992 and 1991 levels due primarily to reduced transmission and distribution-related costs and, to a lesser extent, the decreased use and subsequent closing of the Cannon Street facility.

Depreciation, Conservation and Load Management and Taxes

    Depreciation expense was virtually unchanged compared to 1992 reflecting a somewhat level depreciable plant base resulting from the abandonment of the Cannon Street generating station offsetting the impact of additions during the period. In 1992 depreciation expense rose 3.6% as a result of a higher level of plant in service, particularly additions to transmission and distribution facilities.

    C&LM costs for 1993 and 1992 included cash expenditures of $3.7 million and $8.1 million, respectively, and amortization of previously deferred costs which amounted to $500,000 in 1993 and $3.7 million in 1992.

    Income tax expense increased due to the significantly higher level of pretax income and, to a lesser extent, an increase in the federal income tax rate to 35%, retroactive to January 1, 1993. In 1992, income tax expense decreased $1.3 million or 26.1% as a result of lower pretax income.

    The 1993 and 1992 increases in local property and other taxes reflect a combination of higher property tax rates and/or assessments in certain cities and towns in the Company's service area.

Other Income and Interest Charges

    In 1993, the slight decrease in other income was due to the absence in 1993 of interest income from overpayment of Seabrook costs ($232,000) which were refunded to customers in 1992, a decrease in the interest on the unamor-tized portion of prior period conservation and load management program costs ($71,000) and a loss ($38,000) resulting from the disposition of the Cannon Street station oil inventory. This decrease was somewhat offset by an increase in interest income ($201,000) from loans to affiliated companies and a reduction in other income deductions ($117,000) that reflects a $75,000 reversal (in the third quarter of 1993) of a 1992 charge related to the Company's 2.5% interest in the Yankee Atomic Power Company. This reversal was made as a result of a Federal Energy Regulatory Commission audit in late 1993.

    The decline in other income in 1992 was due to a decrease in interest income ($208,000) from overpayment of Seabrook costs which were recovered in early 1992 and the inclusion in 1992 of industry-related membership fees ($120,000) in other income deductions which were included in other operation expense in 1991. Also included in 1992 is the Company's write-off of Hurri-cane Bob (August 1991) expenses of $9.2 million ($5.7 million after-tax) which had been deferred in 1991 and an equal after-tax amount of the regulatory
                                    PAGE 16

                         COMMONWEALTH ELECTRIC COMPANY

liability related to deferred income taxes that would have otherwise been returned to customers.

    In 1993, short-term interest charges decreased $2.5 million due to lower interest rates and a lower average level of borrowings. Interest rates on short-term borrowings averaged 3.4% in 1993 compared to 4% in 1992. In addi-tion, 1993 reflects the absence of interest paid to customers in 1992 ($232,000) relating to the overcollection of Seabrook costs. The decreases in short-term interest charges were nearly offset by increases in long-term charges of $2.4 million in 1993, reflecting the issuance of $65 million in new long-term debt in March 1993.

    Total interest charges decreased 3.6% in 1992 due to the 9.7% decline in short-term interest charges ($456,000) and the 3.1% decline in long-term interest charges ($348,000). Despite a higher average level of short-term borrowings created, in part, by the retirement of the Company's $7.5 million Series D Note, short-term interest declined due to lower interest rates on bank borrowings which averaged 4% for 1992 as compared to 6.3% for 1991. In addition, accrued interest on the overcollection of Seabrook 1 costs noted above decreased $208,000.

Financing Activity

    On March 31, 1993, the Company issued long-term notes totaling $65 million. The notes, which were sold through a private placement with institu-tional investors, consisted of the following:

         10 Year, 7.43% Notes, Due 2003                  $15,000,000
         15 Year, 7.70% Notes, Due 2008                   10,000,000
         20 Year, 7.98% Notes, Due 2013                   25,000,000
         30 Year, 8.47% Notes, Due 2023                   15,000,000
                                                         $65,000,000

    The proceeds from the notes, together with the proceeds from the Company's sale of 437,500 shares of common stock to the System for $35 million, were used to repay outstanding short-term borrowings incurred to temporarily finance additions to property, plant and equipment and to retire $21.8 million of three series of long-term debt on March 1, 1993, as follows:

         Series E, 8.125% Notes, Due 1995                $ 4,860,000
         Series B, 6.125% Notes, Due 1997                  4,440,000
         Series F, 8.375% Notes, Due 1998                 12,000,000
                                                         $21,300,000

    The Company paid a premium totaling $337,000 on the early retirement of debt and is amortizing this amount to expense over the remaining original life of the retired issues.

New Accounting Standards

    Effective January 1, 1993, the Company adopted the provisions of State-ment of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." For further information, refer to Note 4(b) of the Notes to Financial Statements.
                                    PAGE 17

                         COMMONWEALTH ELECTRIC COMPANY

    In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemploy-ment Benefits" (SFAS 112). The Company is required to adopt this statement effective January 1, 1994. SFAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employ-ment but before retirement (postemployment). Those benefits include salary continuation, supplemental employment benefits, severance benefits, disabili-ty-related benefits and continuation of health care and life insurance coverage if each of the following conditions are met: 1) the obligation is attributable to employee services already rendered, 2) employees' rights to those benefits accumulate or vest, 3) payment of the benefits is probable and
4) the cost of the benefits can be reasonably estimated. The Company believes that the adoption of the provisions of SFAS 112 will not have a material impact on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed here-with on pages 18 through 37 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure

    None.
                                    PAGE 18

                         COMMONWEALTH ELECTRIC COMPANY

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Commonwealth Electric Company:

    We have audited the accompanying balance sheets of COMMONWEALTH ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Electric Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting princi-ples.

    As discussed in Note 4 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN & CO.
                                                        Arthur Andersen & Co.

Boston, Massachusetts,
February 17, 1994.
                                    PAGE 19

                         COMMONWEALTH ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   PART II.


FINANCIAL STATEMENTS

    Balance Sheets at December 31, 1993 and 1992

    Statements of Income for the Years Ended December 31, 1993, 1992 and 1991

    Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991

    Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and
    1991

    Notes to Financial Statements


                                   PART IV.


SCHEDULES

  III Investments in, Equity in Earnings of, and Dividends Received from Related Parties for the Years Ended December 31, 1991, 1992 and 1993

  V Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

  VI Accumulated Depreciation of Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

  VIII Valuation and Qualifying Accounts for the Years Ended December 31, 1993, 1992 and 1991

  IX    Short-Term Borrowings for the Years Ended December 31, 1993, 1992 and
        1991

SCHEDULES OMITTED

   All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

   Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.
                                    PAGE 20

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                                    ASSETS



                                                         1993        1992
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $475 348   $476 839
 Less - Accumulated depreciation                         133 349    135 684
                                                         341 999    341 155
 Add - Construction work in progress                       5 478      4 794
                                                         347 477    345 949


INVESTMENTS
 Equity in nuclear electric power company                    601        601
 Other                                                        14         14
                                                             615        615


CURRENT ASSETS
 Cash                                                      2 794        507
 Advances to affiliates                                    4 485        -
 Accounts receivable -
   Affiliated companies                                    2 413      3 906
   Customers, less reserves of $3,268,000 in 1993
     and $3,131,000 in 1992                               38 743     36 366
 Unbilled revenues                                         9 332     15 444
 Inventories, at average cost -
   Materials and supplies                                  4 658      6 040
   Electric production fuel oil                              202        485
 Prepaid property taxes                                    2 538      2 380
 Other                                                     1 927      1 547
                                                          67 092     66 675

DEFERRED CHARGES (Notes 1, 2 and 4)                       34 619     25 300

                                                        $449 803   $438 539


                                    PAGE 21

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                        CAPITALIZATION AND LIABILITIES

                                                         1993        1992
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,043,972 shares in 1993 and
       1,606,472 shares in 1992,
       wholly-owned by Commonwealth
       Energy System (Parent)                           $ 51 099   $ 40 162
   Amounts paid in excess of par value                    97 112     73 049
   Retained earnings (Note 6)                             15 118     14 882
                                                         163 329    128 093
 Long-term debt, including premiums, less
   current sinking fund requirements (Note 5)            158 858    116 213
                                                         322 187    244 306

CURRENT LIABILITIES
 Interim Financing (Note 5) -
   Notes payable to banks                                    -       67 275
   Advances from affiliates                                  -       11 840
                                                             -       79 115

 Other Current Liabilities -
   Current sinking fund requirements                       1 053        537
   Accounts payable -
     Affiliated companies                                 10 088     10 797
     Other                                                22 044     17 231
   Accrued taxes -
     Local property and other                              3 017      2 637
     Income                                                2 337        610
   Accrued interest                                        4 027      3 092
   Other                                                   9 098      7 003
                                                          51 664     41 907
                                                          51 664    121 022
DEFERRED CREDITS
 Accumulated deferred income taxes                        39 396     34 346
 Unamortized investment tax credits                        8 430      8 876
 Other                                                    28 126     29 989
                                                          75 952     73 211
COMMITMENTS AND CONTINGENCIES (Note 2)
                                                        $449 803   $438 539




  The accompanying notes are an integral part of these financial statements.


                                    PAGE 22

                         COMMONWEALTH ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                            1993         1992       1991
                                                (Dollars in Thousands)


ELECTRIC OPERATING REVENUES               $430 484     $409 493    $423 239

OPERATING EXPENSES
 Electricity purchased for resale
    and fuel                               284 980      254 316     245 561
 Transmission                                4 836        5 240       7 071
 Other operation                            68 797       76 072      72 642
 Maintenance                                10 714       12 143      12 855
 Depreciation                               15 032       15 012      14 484
 Conservation and load
    management                               4 165       11 826      34 199
 Taxes -
    Income (Note 3)                          7 158        3 556       4 814
    Local property                           5 023        4 694       3 730
    Payroll and other                        3 066        3 046       3 141
                                           403 771      385 905     398 497

OPERATING INCOME                            26 713       23 588      24 742

OTHER INCOME, net                              249          253         511

INCOME BEFORE INTEREST CHARGES              26 962       23 841      25 253

INTEREST CHARGES
 Long-term debt                             13 252       10 891      11 239
 Other interest charges                      1 738        4 248       4 704
 Allowance for borrowed funds used
    during construction                       (106)        (302)       (547)
                                            14 884       14 837      15 396

NET INCOME                                $ 12 078     $  9 004    $  9 857













    The accompanying notes are an integral part of these financial statements.
                                    PAGE 23

                         COMMONWEALTH ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                            1993         1992        1991
                                               (Dollars in Thousands)

Balance at beginning of year              $14 882      $14 151     $12 246

Add (Deduct):
 Net income                                12 078        9 004       9 857
 Cash dividends on common stock           (11 842)      (8 273)     (7 952)

Balance at end of year                    $15 118      $14 882     $14 151





































 The accompanying notes are an integral part of these financial statements.
                                    PAGE 24

                         COMMONWEALTH ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                 1993       1992       1991
                                                    (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 12 078   $  9 004   $  9 857
  Effects of non-cash items -
    Depreciation and amortization               16 447     19 666     25 224
    Deferred income taxes                        4 407     (5 176)      (729)
    Investment tax credits                        (446)      (452)      (482)
    Earnings from corporate joint ventures         -          (75)       (73)
  Change in working capital exclusive of cash
      and interim financing -
    Accounts receivable and unbilled
      revenues                                   5 228      7 119     (7 485)
    Income taxes, net                            1 727     (3 705)    (2 280)
    Local property and other taxes, net            222        (25)       390
    Accounts payable and other                   8 935     (2 159)     4 608
  Uncollected postretirement benefits
    costs (Note 4)                              (4 087)       -          -
  All other operating items                     (5 590)     7 580    (10 856)

Net cash provided by operating activities       38 921     31 777     18 174

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)             (18 631)   (20 821)   (31 303)
  Allowance for borrowed funds used
    during construction                           (106)      (302)      (547)
  Advances to affiliates                        (4 485)       -          -

Net cash used for investing activities         (23 222)   (21 123)   (31 850)

FINANCING ACTIVITIES
  Long-term debt issues                         65 000        -          -
  Sale of common stock to Parent                35 000        -          -
  Payment of dividends                         (11 842)    (8 273)    (7 952)
  Proceeds from (payment of)
    short-term borrowings                      (67 275)     3 975     15 050
  Advances from (payment to) affiliates        (11 840)     2 290      7 215
  Long-term debt issues refunded               (21 300)    (7 522)       -
  Retirement of long-term debt
    through sinking funds                       (1 155)      (631)      (636)
Net cash provided by (used for)
  financing activities                         (13 412)   (10 161)    13 677

Net increase in cash                             2 287        493          1
Cash at beginning of period                        507         14         13
Cash at end of period                         $  2 794   $    507   $     14



  The accompanying notes are an integral part of these financial statements.
                                    PAGE 25

                         COMMONWEALTH ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) Significant Accounting Policies

    (a) General and Regulatory

    Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system." The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regula-tory Commission (FERC) and the Massachusetts Department of Public Utilities
(DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

    The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted, or are expected to permit, recovery of specific costs over time. At December 31, 1993, principal regulatory assets included in deferred charges were $8.6 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant, $7.4 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear power plant, $4.4 million in abandon-ment costs for the Cannon Street generating station and $4.1 million for postretirement benefits costs. The more significant regulatory liabilities, reflected in deferred credits, include $8.6 million related to the Yankee Atomic nuclear plant and $4 million related to income taxes.

    (b) Reclassifications

    Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases from Canal Electric Company (Canal), an affiliate wholesale electric generating company. Other costs billed by Canal relate to the abandonment of Seabrook 2 for the three years ending in 1993 and the recovery of a portion of Seabrook 1 pre-commer-cial operation financing costs in 1991. In addition, payments for management, accounting, data processing and other services are made to affiliate COM/Ener-gy Services Company. Transactions with other system companies are subject to review by the DPU.

    The Company's operating revenues include the following major intercompany transactions for the periods indicated:
                                                         Purchased Power
                                                         and Transmission
    Period Ended   Purchased Power     Purchased Power      From Canal
    December 31,     Canal Units         Seabrook 1          As Agent
                                   (Dollars in Thousands)
       1993            $40 537             $36 467            $20 881
       1992             46 844              37 482             22 992
       1991             53 547              50 912             26 422
                                    PAGE 26

                         COMMONWEALTH ELECTRIC COMPANY

    The Company sold electricity to other affiliates, primarily station service for Canal, totaling $2,973,000, $2,733,000 and $8,065,000 in 1993,
1992 and 1991, respectively, and the Company also purchased natural gas from affiliate Commonwealth Gas Company totaling $106,000 in 1992 and $1,288,000 in 1991 (there were no purchases in 1993).

    (d) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers currently for fuel used in electric production, purchased power and transmission costs, and conservation and load management costs through adjustment clauses. Amounts recoverable under these clauses are subject to review and adjustment by the DPU. The Company collects a portion of capacity-related purchased power costs associated with certain long-term power arrangements through base rates. The amount of such fuel and energy costs incurred but not yet reflected in customers' bills, which totaled $3,056,000 in 1993 and $6,918,000 in 1992, is recorded as unbilled revenues.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were 3.31% in 1993 and 3.39% in 1992 and 1991.

    (f) Maintenance

    Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of property units and the cost of removal less salvage.

    (g) Allowance for Funds Used During Construction

    Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in the accompanying Statements of Income.

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 4% in 1993, 4.50% in 1992 and 6.75% in 1991.
                                    PAGE 27

                         COMMONWEALTH ELECTRIC COMPANY

(2) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $141 million for the five-year period 1994 through 1998. Of that amount, $24.8 million is estimated for 1994. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

    (b) Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. In addition, the Company pays its share of decommissioning expense to non-affiliate Boston Edison Company, the operator of the Pilgrim nuclear facility, as a cost of electricity purchased for resale.

    The Company has entered into Power Contracts with Canal for a portion of the capacity from Canal Units 1 and 2. In addition, Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Cambridge Electric under terms of a Capacity Acquisition and Disposition Agreement (CADA) which has been accepted for filing as an amendment to Canal's rate schedule by the FERC. The CADA allows Canal to act as agent for the Company and Cambridge Electric in the procure-ment of additional capacity for one or both companies, or, to sell a portion of each company's entitlement of capacity and/or energy produced by Canal Unit
2. Such "Commitments" are in effect for Seabrook 1, Phases I and II of Hydro-Quebec, New England Power Company (Bear Swamp Units), Green Mountain Power Corporation, Northeast Utilities and for Central Vermont Public Service Corp. (Vermont Yankee and Merrimac 2 Unit). Exchange agreements are in place with several of these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place, whereby Canal bills or credits the Company and Cambridge Electric for the costs or revenues received associated with these facilities. The Company and Cambridge Electric, in turn, have billed or are billing these net charges (net of revenues from sales) to their customers through rates which are subject to DPU approval.
                                    PAGE 28

                         COMMONWEALTH ELECTRIC COMPANY

    Pertinent information with respect to life-of-the-unit contracts for power from the Pilgrim unit and an ownership in Central Maine Power Company's Wyman Unit 4, an oil-fired unit, is as follows:
                                                                Wyman
                                                 Pilgrim        Unit 4
                                                 (Dollars in Thousands)

    Joint Ownership                                 -            1.4%
    Plant Entitlement                              11.0%         1.4%
    Plant Capability (MW)                         664.7         619.2
    Company's Entitlement (MW)                     73.1           8.8
    Contract Expiration Date                       2012           -
    1991 Actual Cost                            $30 992          $296
    1992 Actual Cost                             37 516           332
    1993 Actual Cost                             40 578           163
    1994 Estimated Cost                          41 963           205

    The Company has also contracted to purchase power and transmission capacity from various other generating and transmission facilities as follows:

                                                                Estimated
                      1991           1992           1993           1994
                   MW    Cost     MW    Cost     MW    Cost     MW    Cost
                                   (Dollars in Thousands)
Purchased Power -
  Nuclear         82.6 $42 016    6.8 $ 1 560    3.7 $  1 187   2.2 $    506
  Hydro           30.9  13 052   14.0  11 784   15.1    9 731  15.0   11 087
  Cogenerating   117.0  34 938  162.0  69 742  161.0  104 719 261.5  135 363
  Waste-to-energy
    and other     92.1  33 009   78.9  31 336   74.7   36 013  72.1   35 862
Transmission -
  (Hydro-Quebec)   -     3 884    -     2 991    -      3 015   -      3 165

   Costs under these and other contracts are included in electricity pur-chased for resale and fuel in the accompanying Statements of Income and are recoverable in revenues through either the Fuel Charge or in base rates.

   (c) Yankee Atomic Nuclear Power Plant

   On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company agreed to permanently discontinue power operation of its plant and, in time, decommission that facility. This plant provided less than 1% of the Company's capacity. The Company's 2.5% investment in Yankee Atomic is approximately $600,000. Presently, purchased power costs, which include a provision for ultimate decommissioning of the unit, are billed to the Company and collected from customers.

   The Company has estimated its unrecovered share of all costs associated with the shutdown of the facility, recovery of its respective plant investment and decommissioning and closing the plant to be approximately $8.6 million. This amount is reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset at December 31, 1993.
                                    PAGE 29

                         COMMONWEALTH ELECTRIC COMPANY

   (d) Environmental Matters

   The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact upon the Company's operations in the past and will continue to have an impact upon future operations, capital costs and construc-tion schedules of major facilities.

(3) Income Taxes

   For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

   The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1993, 1992 and 1991.

                                            1993       1992       1991
                                              (Dollars in Thousands)
    Federal
        Current                           $ 2 627    $   (15)   $ 4 948
        Deferred                            3 705     (4 548)      (668)
        Investment tax credits               (446)      (452)      (482)
                                            5 886     (5 015)     3 798
    State
        Current                               570        (34)     1 057
        Deferred                              749        348        (61)
                                            1 319        314        996
                                            7 205     (4 701)     4 794
    Amortization of regulatory liability
    relating to deferred income taxes         (47)      (976)       -
                                          $ 7 158    $(5 677)   $ 4 794

    Federal and state income taxes
    charged to:
        Operating expense                 $ 7 158    $ 3 556    $ 4 814
        Other income                          -       (9 233)       (20)
                                          $ 7 158    $(5 677)   $ 4 794

    Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the year in which the differences are expected to reverse.

                                    PAGE 30

                         COMMONWEALTH ELECTRIC COMPANY

    Accumulated deferred income taxes consisted of the following in 1993 and
1992:
                                             1993          1992
                                           (Dollars in Thousands)

    Liabilities
      Property-related                     $44 837       $40 483
      Litigation costs                       2 886         2 957
      Postretirement benefits plan           2 222           376
      All other                              1 918         2 050
                                            51 863        45 866

    Assets
      Investment tax credit                  5 441         5 507
      Pension plan                           1 384         1 302
      Regulatory liability                     -             630
      Uncollectible accounts                 1 282         1 137
      All other                              2 463         1 706
                                            10 570        10 282
    Accumulated deferred income taxes      $41 293       $35 584

    The year-end deferred income tax liability above includes a current deferred tax liability of $1,897,000 in 1993 and $1,238,000 in 1992 which was reported in accrued income taxes in the accompanying Balance Sheets.

    The following table, detailing the significant timing differences for 1991 which resulted in deferred income taxes, is required to be disclosed pursuant to accounting standards for income taxes in effect prior to adoption of SFAS No. 109:
                                                           1991
                                                  (Dollars in Thousands)

    Accelerated depreciation                             $ 3 593
    Seabrook power contract settlement                    (2 229)
    Capitalized interest during construction                (150)
    Contributions in aid of construction                    (451)
    Capitalized leases                                      (579)
    Pension costs and deferred compensation                 (394)
    Conservation and load management                      (4 370)
    Replacement power costs                                1 656
    Transmission costs                                      (508)
    Storm damage                                           3 638
    Voluntary retirement program                             (20)
    Other                                                   (915)
        Deferred income tax provision                     $ (729)
                                    PAGE 31

                         COMMONWEALTH ELECTRIC COMPANY

    The total income tax provision set forth above represents 37% in 1993,
(171)% in 1992 and 33% in 1991 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                             1993        1992         1991
                                                            (000's)

    Federal statutory rate                    35%     34%  $ 1 131     34%
    Increase (Decrease) from statutory rate:
     Amortization of regulatory liability
        relating to deferred income taxes      -    (173)   (5 768)     -
     State tax net of federal tax benefit      4       7       228      5
     Amortization of investment tax credit    (2)    (14)     (452)    (3)
     Tax versus book depreciation              1       3       111      1
     Amortization of excess
        deferred reserves                      -     (28)     (920)    (3)
     Other                                    (1)     -         (7)    (1)
    Effective federal tax rate                37%   (171)% $(5 677)    33%

    On April 22, 1992, the Company reached a settlement agreement with the Attorney General of Massachusetts and a consumer group, which was approved by the DPU. The settlement resulted in the issuance of an accounting order authorizing the Company's retention of $5.7 million in excess deferred taxes subject to obtaining a favorable ruling from the Internal Revenue Service which was received on November 30, 1992.

    In accordance with the above settlement agreement, the Company wrote off in 1992 storm damage costs of $9.2 million ($5.7 million net of tax). The balance of the excess reserves that would have been returned to customers was removed from the deferred tax reserve account and, after adjustment to its pretax amount as required by SFAS 109, was credited to a liability account. The excess reserves/regulatory liability which the Company would retain pursuant to the settlement agreement was also removed from this liability account and credited to other income together with the related income taxes. These amounts were classified as income tax expense and were used in the reconciliation of the income tax rate.

    As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate increased to 35% effective January 1, 1993.

(4) Employee Benefit Plans

    (a) Pension

    The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.
                                    PAGE 32

                         COMMONWEALTH ELECTRIC COMPANY

    Components of pension expense were as follows:

                                                  1993       1992       1991
                                                    (Dollars in Thousands)

    Service cost                               $  2 630   $  2 728   $  2 815
    Interest cost                                 9 283      8 506      7 532
    Return on plan assets                       (16 412)   (10 992)   (20 677)
    Net amortization and deferral                 9 130      4 235     15 209
    Total pension expense                         4 631      4 477      4 879
    Transfers to affiliated companies, net         (465)      (609)      (575)
    Less: Amounts capitalized and deferred        1 379      2 127        839
    Net pension expense                        $  2 787   $  1 741   $  3 465

    The following economic assumptions were used to measure year-end obliga-tions and the estimated pension expense for the subsequent year:

                                                  1993       1992       1991

    Discount rate                                  7.25%      8.50%      8.50%
    Assumed rate of return                         8.50       8.50       8.50
    Rate of increase in future compensation        4.50       5.50       5.50

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current rate-making, is deferring the difference between pension contribution, which is allowed currently in base rates, and pension expense recognized pursuant to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                   1993           1992
                                                  (Dollars in Thousands)
    Accumulated benefit obligation:
        Vested                                  $ (95 433)     $ (74 178)
        Nonvested                                 (13 030)        (5 815)
                                                $(108 463)     $ (79 993)

    Projected benefit obligation                $(131 066)     $(104 024)
    Plan assets at fair market value              120 685        107 529
    Projected benefit obligation less
        (greater) than plan assets                (10 381)         3 505
    Unamortized transition obligation               5 146          5 789
    Unrecognized prior service cost                 5 520          4 139
    Unrecognized gain                              (5 095)       (17 321)
    Accrued pension liability                   $  (4 810)     $  (3 888)

    Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years. The increase in the accumulated benefit obligation and the projected benefit obligation from December 31, 1992 to December 31, 1993 was primarily due to a reduction of the discount rate in light of current interest rates.
                                    PAGE 33

                         COMMONWEALTH ELECTRIC COMPANY

    (b) Other Postretirement Benefits

    Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more provided, however, that such service was performed for the Company or another subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those nonbargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits. Certain bargain-ing employees are also participating under these new eligibility requirements.

    Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postre-tirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires the accrual of the expected cost of such benefits during the employ-ees' years of service and the recognition of an actuarially determined postre-tirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postre-tirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $48.3 million which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insur-ance benefits under the traditional pay-as-you-go method totaled $1,915,000 during 1992 and $1,668,000 in 1991.

    In 1993, the Company began making contributions to various voluntary employee beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also made contributions to a sub-account of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obliga-tion. The Company contributed approximately $5,964,000 to these trusts during 1993.

    The net periodic postretirement benefit cost for the year ended December 31, 1993 included the following components:

                                                               1993
                                                     (Dollars in Thousands)

   Service cost                                              $ 1 093
   Interest cost                                               4 103
   Return on plan assets                                        (292)
   Amortization of transition obligation over 20 years         2 417
   Net amortization and deferral                                   3
      Total postretirement benefit cost                        7 324
   Less: Amounts capitalized and deferred                      5 701
      Net postretirement benefit cost                        $ 1 623
                                    PAGE 34

                         COMMONWEALTH ELECTRIC COMPANY

   The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1993 is as follows:

                                                                1993
                                                      (Dollars in Thousands)

   Accumulated postretirement benefit obligation:
     Retirees                                                $ (27 520)
     Active participants                                       (23 033)
                                                               (50 553)
   Plan assets at fair market value                              5 308
   Projected postretirement benefit obligation greater
     than plan assets                                          (45 245)
   Unamortized transition obligation                            45 917
   Unrecognized gain                                              (672)
                                                             $     -

   In determining its estimated APBO and the funded status of the plan, the Company assumed a discount rate of 7.25%, an expected long-term rate of return on plan assets of 8.5%, and a medical care cost trend rate of 9%, which gradually decreases to 5% in the year 2007 and remains at that level thereaf-ter. The estimate also reflects a trend rate of 14.9% for reimbursement of Medicare Part B premiums which decreases to 5% by 2007 and a dental care trend rate of 5% in all years. A one percent change in the medical trend rate would have an $836,000 impact on the Company's annual expense (interest component - $564,000; service cost - $272,000) and would change the accumulated benefit obligation by $6.9 million.

   Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefit expense in future years.

   The DPU's policy on postretirement benefits is to allow in rates the maximum tax deductible contributions made to trusts that have been established specifically to pay postretirement benefits. Effective with its June 1, 1993 rate order from the DPU, Cambridge Electric was allowed to recover its SFAS No. 106 expense in base rates over a four-year phase-in period with carrying costs on the deferred balance. The Company intends to seek recovery in its next rate proceeding. While the Company is unable to predict the outcome of that rate proceeding, it believes the DPU will authorize similar rate treat-ment as provided to Cambridge Electric and other Massachusetts electric and gas companies for the recovery of the cost of these benefits. Further, based on recent DPU action and discussions with regulators, the Company believes that it is appropriate to record the difference between the amount included in rates and SFAS No. 106 costs as a regulatory asset. At December 31, 1993, this deferral amounted to approximately $4.1 million.

   (c) Savings Plan

   The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement benefits other than pensions. The Company's contribution was $1,700,000 in 1993, $1,808,000 in 1992 and $1,703,000 in 1991.
                                    PAGE 35

                         COMMONWEALTH ELECTRIC COMPANY

(5) Long-Term Debt and Interim Financing

    (a) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1993       1992
                                                  (Dollars in Thousands)

   25-Year Notes -
        Series E, 8 1/8%, due 1995           $  9 000   $    -     $  4 860
        Series F, 8 3/8%, due 1998             20 000        -       12 000
   30-Year Notes -
        Series B, 6 1/8%, due 1997              6 000        -        4 440
   15-Year Term Loan, 9.30%, due 2002          30 000     30 000     30 000
   25-Year Term Loan, 9.37%, due 2012          20 000     18 947     20 000
   10-Year Notes, 7.43%, due 2003              15 000     15 000        -
   15-Year Notes, 9.50%, due 2004              15 000     15 000     15 000
   15-Year Notes, 7.70%, due 2008              10 000     10 000        -
   18-Year Notes, 9.55%, due 2007              10 000     10 000     10 000
   20-Year Notes, 7.98%, due 2013              25 000     25 000        -
   25-Year Notes, 9.53%, due 2014              10 000     10 000     10 000
   30-Year Notes, 9.60%, due 2019              10 000     10 000     10 000
   30-Year Notes, 8.47%, due 2023              15 000     15 000        -
                                                        $158 947   $116 300

    The balance of long-term debt at December 31, 1992 was exclusive of $103,000 principal amount purchased by the Company and deposited with the Trustee in anticipation of future sinking fund requirements. The Company may continue to purchase its outstanding notes in advance of sinking fund require-ments under favorable conditions.

    Under terms of its Indentures of Trust, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The required sinking fund payments for the five years subsequent to December 31, 1993 are as follows:

                            Year        Sinking Funds
                                   (Dollars in Thousands)

                            1994           $1 053
                            1995            1 053
                            1996            3 553
                            1997            3 553
                            1998            3 553

    (b) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1993, system companies had $115 million of committed lines of credit that will expire at varying intervals in 1994. These lines are normally renewed upon expiration
                                    PAGE 36

                         COMMONWEALTH ELECTRIC COMPANY

and require annual fees up to .1875% of the individual line. At December 31, 1993, the uncommitted lines of credit totaled $70 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate. At December 31, 1993, the Company had no notes payable to banks. The Company had short-term notes payable to banks totaling $67,275,000 at December 31, 1992.

    (c) Advances from Affiliates

    At December 31, 1993, the Company had no notes payable to the System. The Company had short-term notes payable to the System totaling $8,445,000 at December 31, 1992. These notes are written for a term of eleven months and twenty-nine days. Interest is at the prime rate (6% at December 31, 1992) and is adjusted for changes in the rate during the term of the notes.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. The Company had $4,485,000 invested in the Pool at December 31, 1993, but had borrowings from the Pool of $3,395,000 at December 31, 1992.

    (d) Disclosures about Fair Value of Financial Instruments

    As required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1993 and 1992 are as follows:

                                1993                        1992
                                     (Dollars in Thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt     $159 911      $184 180     $116 750      $128 600

    The carrying amount of cash, advances to/from affiliates and notes payable to banks approximates the fair value because of the short maturity of the instruments.

    The estimated fair value of long-term debt is based upon quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(6) Dividend Restriction

    At December 31, 1993, approximately $11,700,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt. As of the same date, retained earnings also included approximately $218,000 representing the Company's equity in undis-tributed earnings of Yankee Atomic Electric Company.
                                    PAGE 37

                         COMMONWEALTH ELECTRIC COMPANY

(7) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions which prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of non-can-celable operating leases consisted of the following at December 31, 1993:

                                                    Operating Leases
                                                  (Dollars in Thousands)

                  1994                                   $ 3 412
                  1995                                     2 832
                  1996                                     2 020
                  1997                                       773
                  1998                                       352
                  Beyond 1998                              1 192
                  Total future minimum lease payments    $10 581

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,491,000 in 1993, $3,669,000 in 1992 and
$3,783,000 in 1991. There were no contingent rentals and no sublease rentals for the years 1993, 1992 and 1991.

(8) Supplemental Disclosures of Cash Flow Information

    The Company's supplemental information concerning cash flow activities is as follows:

                                                  1993      1992      1991
                                                   (Dollars in Thousands)
    Cash paid during the periods for:
        Interest (net of capitalized amounts)   $ 13 074  $ 14 084  $ 14 714
        Income taxes                               2 438     1 491     6 275
                                    PAGE 38

                         COMMONWEALTH ELECTRIC COMPANY
                                   PART IV.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 19).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule III - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1991, 1992 and 1993 (page 50).

        Schedule V - Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (pages 51-53).

        Schedule VI - Accumulated Depreciation of Property, Plant and Equip-ment - Years Ended December 31, 1993, 1992 and 1991 (page 54).

        Schedule VIII - Valuation and Qualifying Accounts - Years Ended Decem-ber 31, 1993, 1992 and 1991 (page 55).

        Schedule IX - Short-term Borrowings - Years Ended December 31, 1993, 1992 and 1991 (page 56).

(a) 3.  Exhibits:
                              Notes to Exhibits -

    a. Unless otherwise designated, the exhibits listed below are incorporat-ed by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

    b. If applicable, as designated by an asterisk, certain documents previ-ously filed by the Company have been disposed of by the Commission pursuant to its Records Control Schedule and are hereby being refiled by the Company.

    c. During 1981, the Company sold its gas business and properties to Commonwealth Gas and changed its corporate name from New Bedford Gas and Edison Light Company to Commonwealth Electric Company.

    d. The following is a glossary of Commonwealth Energy System and subsid-iary companies' acronyms that are used throughout the following
        Exhibit Index:

        CES ...................... Commonwealth Energy System
        CEL ...................... Cambridge Electric Light Company
        CEC ...................... Canal Electric Company
        CG ....................... Commonwealth Gas Company
        NBGEL .................... New Bedford Gas and Edison Light Co.
                                    PAGE 39

                         COMMONWEALTH ELECTRIC COMPANY

                                Exhibit Index:

Exhibit 3. Articles of incorporation and by-laws

3.1.1 By-laws of the Company as amended, (Refiled as Exhibit 1 to the CE 1991 Form 10-K, File No. 2-7749).

3.1.2 Articles of Incorporation, as amended, of NBGEL, including certif-ication of name change to Commonwealth Electric Company as filed with the Massachusetts Secretary of State on March 1, 1981 (Re-filed as Exhibit 1 to the CE 1990 Form 10-K, File No. 2-7749).

Exhibit 4. Instruments defining the rights of security holders, including indentures.

4.1.1      Original Indenture on Form S-1 (Nov., 1948) (Exhibit 7(a), File
           No. 2-7749).
4.1.2 First Supplemental on Form S-1 (Oct., 1950) (Exhibit 7(a-1), File No. 2-8605).
4.1.3      Second Supplemental (Exhibit 1 to the CE 1984 Form 10-K, File No.
           2-7749).
4.1.4      Third Supplemental on Form 8-K (Feb., 1962) (Exhibit A, File No.
           2-7749).
4.1.5      Fourth Supplemental (Exhibit 2 to the CE 1984 Form 10-K, File No.
           2-7749).
4.1.6      Fifth Supplemental (Exhibit 3 to the CE 1984 Form 10-K, File No.
           2-7749).
4.1.7      Sixth Supplemental (Exhibit 4 to the CE 1984 Form 10-K, File No.
           2-7749).
4.1.8 Seventh Supplemental on Form S-1 (Dec., 1975) (Exhibit 4(b)2, File No. 2-54955).

           Cape & Vineyard Electric Company**:

4.1.9 Original Indenture on Form S-1 (Apr., 1957) (Exhibit 4(b)1, File No. 2-26429).
4.1.10     First Supplemental (Exhibit 5 to the CE 1984 Form 10-K, File No.
           2-7749).
4.1.11     Second Supplemental (Exhibit 6 to the CE 1984 Form 10-K, File No.
           2-7749).

                 **Merged with the Company on January 1, 1971

Exhibit 10. Material Contracts.

10.1       Power contracts.

10.1.1 Power contracts between CEC (Unit 1) and NBGEL and CEL dated December 1, 1965 (Exhibit 13(a)(1-4) to the CEC Form S-1, File No. 2-30057).

10.1.2 Power contract between Yankee Atomic Electric Company (YAEC) and NBGEL dated June 30, 1959, as amended April 1, 1975 (Refiled as
           Exhibit 2 to the CE 1991 Form 10-K, File No. 2-7749).
                                    PAGE 40

                         COMMONWEALTH ELECTRIC COMPANY

10.1.2.1 Second, Third and Fourth Amendments to 10.1.2 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 1 to the CE Form 10-Q (June 1988), File No. 2-7749).

10.1.2.2 Fifth and Sixth Amendments to 10.1.2 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 3 to the CE Form 10-Q (Septem-ber 1989), File No. 2-7749).

10.1.3 Agreement between NBGEL and Boston Edison Company (BECO) for the purchase of electricity from BECO's Pilgrim Unit No. 1 dated Aug-ust 1, 1972 (Exhibit 7 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.3.1 Service Agreement between NBGEL and BECO for purchase of stand-by power for BECO's Pilgrim Station dated August 16, 1978 (Exhibit 1 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.3.2 System Power Sales Agreement by and between CE and BECO dated July 12, 1984 (Exhibit 1 to the CE Form 10-Q (September 1984), File No. 2-7749).

10.1.3.3 Power Exchange Agreement by and between BECO and CE dated December 1, 1984 (Exhibit 16 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.4 Agreement for Joint-Ownership, Construction and Operation of New Hampshire Nuclear Units (Seabrook) dated May 1, 1973 (Exhibit 13(N) to the NBGEL Form S-1 dated October 1973, File No. 2-49013), and as amended below:

10.1.4.1 First through Fifth Amendments to 10.1.4 as amended May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974 and January 31, 1975, respectively (Exhibit 13(m) to the NBGEL Form S-1 (No-vember 7, 1975), File No. 2-54995).

10.1.4.2 Sixth through Eleventh Amendments to 10.1.4 as amended April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.4.3 Twelfth through Fourteenth Amendments to 10.1.4 as amended May 16, 1980, December 31, 1980 and June 1, 1982, respectively (Refiled as Exhibits 1, 2, and 3 to the CE 1992 Form 10-K, File No.2-7749).

10.1.4.4 Fifteenth and Sixteenth Amendments to 10.1.4 as amended April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.4.5 Seventeenth Amendment to 10.1.4 as amended March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.4.6 Eighteenth Amendment to 10.1.4 as amended March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.4.7 Nineteenth Amendment to 10.1.4 as amended May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).
                                    PAGE 41

                         COMMONWEALTH ELECTRIC COMPANY

10.1.4.8 Twentieth Amendment to 10.1.4 as amended September 19, 1986 (Ex-hibit 1 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.4.9 Twenty-First Amendment to 10.1.4 as amended November 12, 1987 (Exhibit 1 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.4.10 Settlement Agreement and Twenty-Second Amendment to 10.1.4, both dated January 13, 1989 (Exhibit 4 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.5 Interim Agreement to Preserve and Protect the Assets of and In-vestment in the New Hampshire Nuclear Units dated April 27, 1984 (Exhibit 2 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.6 Resolutions proposed by Merrill Lynch Capital Markets and adopted by the Joint-Owners of the Seabrook Nuclear Project regarding Project financing, dated May 14, 1984 (Exhibit 1 to the CEC Form 10-Q (March 1984), File No. 2-30057).

10.1.7 Agreement for Seabrook Project Disbursing Agent establishing YAEC as the disbursing agent under the Joint-Ownership Agreement, dated May 23, 1984 (Exhibit 4 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.7.1 First Amendment to 10.1.7 as amended March 8, 1985 (Exhibit 2 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.7.2 Second through Fifth Amendments to 10.1.7 as amended May 20, 1985, June 18, 1985, January 2, 1986 and November 12, 1987, respectively (Exhibit 4 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.8 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981, between CE and CEC, for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated January 2, 1981 (Refiled as Exhibit 4 to the CE 1992 Form 10-K, File No. 2-7749).

10.1.8.1 Agreement to transfer ownership, construction and operational interest in the Seabrook Units 1 and 2 from CE to CEC dated Janu-ary 2, 1981 (Refiled as Exhibit 3 to the CE 1991 Form 10-K, File No. 2-7749).

10.1.9 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.10 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for sell-er's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).
                                    PAGE 42

                         COMMONWEALTH ELECTRIC COMPANY

10.1.11 Agreement between NBGEL and Central Maine Power Company (CMP), for the joint-ownership, construction and operation of William F. Wyman Unit No. 4 dated November 1, 1974 together with Amendment No. 1 dated June 30, 1975 (Exhibit 13(N) to the NBGEL Form S-1, File No. 2-54955).

10.1.11.1 Amendments No. 2 and 3 to 10.1.11 as amended August 16, 1976 and December 31, 1978 (Exhibit 5(a) 14 to the System's Form S-16 (June
           1979), File No. 2-64731).

10.1.12 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the System's 1985 Form 10-K, File No. 1-7316).

10.1.13 Capacity Acquisition Agreement between CEC,CEL and CE dated Sep-tember 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

10.1.13.1 Supplement to 10.1.13 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.13.2 Supplements to 10.1.13 consisting of two Capacity Acquisition Commitments each dated October 31, 1988, concerning electricity acquired from Western Massachusetts Electric Company and/or CL&P for periods ranging from November 1, 1988 to October 31, 1994 (Exhibit 2 to the CEC Form 10-Q (September 1989), File No. 2-30057).

10.1.13.3 Amendment to 10.1.13 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or the Company owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.13.4 Capacity Disposition Commitment dated June 25, 1993 by and between CEC (Unit 2) and the Company for the sale of a portion of the Com-pany's entitlement in Unit 2 to Green Mountain Power Corp.(Exhibit 2 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.14 Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Refiled as Exhibits 5 and 6 to the 1992 CE Form 10-K, File No. 2-7749).

10.1.14.1 Amendment No. 2 to 10.1.14 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.14.2 Amendment No. 3 to 10.1.14 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).
                                    PAGE 43

                         COMMONWEALTH ELECTRIC COMPANY

10.1.15 Participation Agreement between MEPCO and CEL and/or NBGEL dated June 20, 1969 for construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the NBEPC (Exhibit 13 to the CES 1984 Form 10-K, File No. 1-7316).

10.1.15.1 Supplement Amending 10.1.15 as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.16 Power Purchase Agreement (Revised) between Weweantic Hydro Associ-ates and the Company for the purchase of available hydro-electric energy produced by a facility located in Wareham, MA, originally dated December 13, 1982, revised and dated March 12, 1993 (Filed as Exhibit 1 to the CE Form 10-Q (June 1993), File No. 2-7749).

10.1.17* Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled herewith as Exhibit 1).

10.1.18*   Power Purchase Agreement between Corporation Investments, Inc.
           (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled herewith as Exhibit 2).

10.1.18.1 Amendment to 10.1.18 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.19 Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission Corpo-ration (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.19.1  Amendment No. 3 to 10.1.19 (Exhibit 2 to the CE Form 10-Q (June
           1986), File No. 2-7749).

10.1.20 Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982, Amend-ment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.21 Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Ex-hibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.21.1 Amendatory Agreement No. 3 to 10.1.21 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).
                                    PAGE 44

                         COMMONWEALTH ELECTRIC COMPANY

10.1.22 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.23 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.24 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.24.1 First, Second and Third Amendments to 10.1.24 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.24.2 Fifth, Sixth and Seventh Amendments to 10.1.24 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Ex-hibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.24.3 Fourth and Eighth Amendments to 10.1.24 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.24.4 Ninth and Tenth Amendments to 10.1.24 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.24.5 Eleventh Amendment to 10.1.24 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.24.6 Twelfth Amendment to 10.1.24 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.25 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Electric Company, Inc. (New England Hydro) (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.26 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utili-ties (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.27 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).
                                    PAGE 45

                         COMMONWEALTH ELECTRIC COMPANY

10.1.28 Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL util-ities (Ex. 3 to the CEC Form 10-Q (Sept. 1985), File No. 2-30057).

10.1.28.1 Amendment No. 1 to 10.1.28 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.28.2 Amendment No. 2 to 10.1.28 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.29 Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.29.1 Amendments Nos. 1 and 2 to 10.1.29 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.29.2 Amendments Nos. 3 and 4 to 10.1.29 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.30 Phase II Boston Edison AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.30.1 Amendments Nos. 1 and 2 to 10.1.30 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.30.2 Amendments Nos. 3 and 4 to 10.1.30 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.31 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Ex-hibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.32 System Power Sales Agreement by and between CE, as seller, and Central Vermont Public Service Corporation (CVPS), as buyer, dated September 15, 1984 (Exhibit 2 to the CE Form 10-Q (September
           1984), File No. 2-7749).

10.1.32.1 System Sales Agreement by CVPS, as seller, and CE, as buyer, dated September 15, 1984 (Exhibit 9 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.32.2 System Sales and Exchange Agreement by and between CVPS and CE on energy transactions, dated September 15, 1984 (Exhibit 10 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.32.3 System Exchange Agreement by and between CE and CVPS for the exchange of capacity and associated energy, dated September 3, 1985 (Exhibit 1 to the CE 1985 Form 10-K, File No. 2-7749).
                                    PAGE 46

                         COMMONWEALTH ELECTRIC COMPANY

10.1.32.4 Purchase Agreement by and between CEC and CVPS for the purchase of capacity from CEC for the term March 1, 1991 to October 31, 1995, dated March 1, 1991 (Exhibit 1 to CEC Form 10-Q (June 1991), File No. 2-30057).

10.1.32.5 Power Sale Agreement by and between CEC and CVPS for the purchase of 50 MW of capacity from CVPS's units (25 MW from Vermont Yankee and 25 MW from Merrimack 2) for the term of March 1, 1991 to October 31, 1995, dated March 1, 1991 (Exhibit 2 to CEC Form 10-Q (June 1991), File No. 2-30057).

10.1.33 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1, 1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.33.1 Transmission Service Agreement between Northeast Utilities' compa-nies (NU) - The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO), and CE for NU companies to transmit power purchased from Swift River Company's Chicopee Units to CE, dated October 1, 1984 (Exhibit 14 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.33.2 Transformation Agreement between WMECO and CE whereby WMECO is to transform power to CE from the Chicopee Units, dated December 1, 1984 (Exhibit 15 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.34 System Power Sales Agreement by and between CL&P and WMECO, as buyers, and CE, as seller, dated January 13, 1984 (Exhibit 13 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.35 System Power Sales Agreement by and between CL&P, WMECO, as sell-ers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the NU Companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to CEL 1985 Form 10-K, File No. 2-7909).

10.1.36 Power Purchase Agreement with Respect to South Meadow Unit Nos. 11, 12, 13, and 14 of the NU system company of CL&P (seller) and CE (buyer), dated November 1, 1985 (Exhibit 1 to the CE Form 10-Q (June 1986), File No. 2-7749).

10.1.37 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.37.1 Power Sales Agreement to 10.1.37 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).
                                    PAGE 47

                         COMMONWEALTH ELECTRIC COMPANY

10.1.37.2 Amendment to 10.1.37 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.37.3 Second Amendment to 10.1.37.2 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to the CE Form 10-Q (June
           1991), File No. 2-7749).

10.1.38 System Power Sales Agreement by and between CE (seller) and NEP (buyer), dated January 6, 1984 (Exhibit 1 to the CE Form 10-Q (June 1985), File No. 2-7749).

10.1.39 Service Agreement by and between CE and NEP dated March 24, 1984, whereas CE agrees to purchase short-term power applicable to NEP'S FERC Electric Tariff Number 5 (Exhibit 1 to the CE Form 10-Q (June
           1987), File No. 2-7749).

10.1.40 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associates, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.40.1 First Amendment to 10.1.40 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.40.2 Second Amendment to 10.1.40 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.40.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.40.4 Amendment to 10.1.40.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.41 Power Sale Agreement by and between CE (buyer) and CPC Lowell Cogeneration Corp.(seller) of all capacity and related energy produced, dated September 29, 1986 (Exhibit 2 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.41.1 Restatement of 10.1.41 as restated March 30, 1987 (Exhibit 2 to the CE Form 10-Q (June 1987), File No. 2-7749).

10.1.42 Power Sale Agreement by and between CE (buyer) and Pepperell Power Associates Limited Partnership (seller) of all electricity pro-duced from a 38 KW generating unit, dated April 13, 1987 (Exhibit 3 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.43 Power Contract between CEC (seller) and CE and CEL (purchasers) dated August 14, 1989 whereby purchasers agree to purchase the capacity and energy from seller's "Slice-of-System" entitlement from CL&P for the term of November 1, 1989 to October 31, 1994 (Exh. 1 to the CEC Form 10-Q (September 1989), File No. 2-30057).
                                    PAGE 48

                         COMMONWEALTH ELECTRIC COMPANY

10.1.43.1 Power Sale Agreement dated November 1, 1988, by and between CEC (buyer) and CL&P (seller), whereby buyer will purchase generating capacity totaling 250 MW from various seller's units ("Slice of System") for the term November 1, 1989 to October 31, 1994 (Exhib-it 3 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.44 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to the CE Form 10-Q (Septem-ber 1991), File No. 2-7749).

10.1.44.1 First Amendment, dated November 24, 1992, to Exchange of Power Agreement between Montaup Electric Company and the Company dated January 17, 1991 (Exhibit 1 to the CE Form 10-Q (March 1993), File No. 2-7749).

10.1.45 System Power Exchange Agreement by and between CE and New England Power Company dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q (March 1992), File No. 2-7749).

10.1.45.1 First Amendment, dated September 8, 1992, to 10.1.45, dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q (Sept. 1992), File No. 2-7749).

10.1.45.2 Second Amendment, dated March 2, 1993, to System Power Exchange Agreement by and between the Company and New England Power Company dated January 16, 1992 (Exhibit 2 to the CE Form 10-Q (March
           1993), File No. 2-7749).

10.1.46 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between CE (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June
           1992), File No. 2-7749).

10.1.47 Power Purchase Agreement by and between Masspower (seller) and the Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.48 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and the Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogen-eration facility, dated February 20, 1992 (Exhibit 2 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.48.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., CEL, the Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).
                                    PAGE 49

                         COMMONWEALTH ELECTRIC COMPANY

10.2       Other agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to the CES Form 10-Q (Sept. 1993), File No. 1-7316).

10.2.2 Employees Savings Plan of Commonwealth Energy System and Subsid-iary Companies as amended and restated as of January 1, 1993 (Ex-hibit 2 to the CES Form 10-Q (September 1993), File No. 1-7316).

10.2.3 New England Power Pool Agreement (NEPOOL) dated September 1, 1971 as amended through August 1, 1977, between NEGEA Service Corpora-tion, as agent for CEL, CEC, NBGEL, and various other electric utilities operating in New England together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980 (Exhibit 5(c)13 to New England Gas and Electric Association's Form S-16 (April 1980), File No. 2-64731).

10.2.3.1 Thirteenth Amendment to 10.2.3 as amended September 1, 1981 (Re-filed as Exhibit 3 to the CES 1991 Form 10-K, File No. 1-7316).

10.2.3.2 Fourteenth through Twentieth Amendments to 10.2.3 as amended December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
           August 1, 1985, August 15, 1985 and September 1, 1985, respective-ly (Exhibit 4 to the CES Form 10-Q (Sept. 1985), File No. 1-7316).

10.2.3.3 Twenty-first Amendment to 10.2.3 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.2.3.4 Twenty-second Amendment to 10.2.3 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q (Sept. 1986), File No. 1-7316).

10.2.3.5 Twenty-third Amendment to 10.2.3 as amended to April 30, 1987 (Exhibit 1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.2.3.6 Twenty-fourth Amendment to 10.2.3 as amended March 1, 1988 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.7 Twenty-fifth Amendment to 10.2.3. as amended to May 1, 1988 (Ex-hibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.3.8 Twenty-sixth Agreement to 10.2.3 as amended March 15, 1989 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Agreement to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1993.
                                    PAGE 50

SCHEDULE III

                         COMMONWEALTH ELECTRIC COMPANY
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                             FROM RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                            (Dollars in Thousands)

Name of Issuer and
Description of Investment

Common Stock - Yankee Atomic Electric Company

Balance, December 31, 1990

    Number of Shares:  3 835

    Amount                                                $524

          1991
Add: Equity in Earnings                                     73

Less: Dividends Received                                    71

Balance, December 31, 1991                                 526


          1992
Add: Equity in Earnings                                     75

Less: Dividends Received                                    -

Balance, December 31, 1992                                 601


          1993
Add: Equity in Earnings                                     -

Less: Dividends Received                                    -

Balance, December 31, 1993                                $601


There were no changes in the number of shares held during the years 1991, 1992 or 1993.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder and, as such, no market exists for these securities.

See Note 2(c) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.
                                    PAGE 51

SCHEDULE V
                                        COMMONWEALTH ELECTRIC COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1993


                                           Balance                   Retirements                   Balance
                                          Beginning  Additions       Charged To                    End of
Classification                             of Year    at Cost     Reserve     Other  Transfers(B)   Year
                                                           (Dollars in Thousands)
ELECTRIC
 Intangible plant                         $  1 837   $   -         $  -        $ -   $      -     $  1 837
 Land and rights of way                      7 885         5          -          1          -        7 889
 Structures and leasehold improvements      24 995       654           69        -          -       25 580
 Production equipment                        4 078       (10)          24        -         24        4 068
 Transmission equipment                     87 740     2 505          678        -         13       89 580
 Distribution equipment                    324 440    14 787        3 326        -         (9)     335 892
 General equipment, vehicles and other      24 205       112           64        -    (15 560)       8 693
    Total plant in service                 475 180    18 053        4 161        1    (15 532)     473 539
 Construction work in progress               4 794       684          -          -        -          5 478
    Total electric                         479 974    18 737        4 161        1    (15 532)     479 017

OTHER
 Miscellaneous physical property             1 659       -            -          -        150        1 809
    Total property, plant and equipment   $481 633   $18 737       $4 161      $ 1   $(15 382)    $480 826

    (A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
    (B) Represents the abandoned Cannon Street Generating Station reclassified to Deferred Charges.
        Amounts transferred from Property Held for Future Use to Deferred Charges (net of accumulated depreciation of $11,010,000) in anticipation of recovery.

                                                   PAGE 52

SCHEDULE V
                                        COMMONWEALTH ELECTRIC COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1992


                                           Balance                    Retirements                  Balance
                                          Beginning  Additions        Charged To                   End of
Classification                             of Year    at Cost      Reserve    Other    Transfers    Year
                                                           (Dollars in Thousands)         (B)
ELECTRIC
 Intangible plant                         $  1 837   $   -       $  -          $ -     $      -   $  1 837
 Land and rights of way                      7 927       195        -            -         (237)     7 885
 Structures and leasehold improvements      30 039       143         13          -       (5 174)    24 995
 Production equipment                       15 610        63          1          -      (11 594)     4 078
 Transmission equipment                     79 519     9 287      1 047          -          (19)    87 740
 Distribution equipment                    311 824    16 117      3 495          -           (6)   324 440
 General equipment, vehicles and other       8 601       228         82          -       15 458     24 205
    Total plant in service                 455 357    26 033      4 638          -       (1 572)   475 180
 Construction work in progress               9 704    (4 910)       -            -          -        4 794
    Total electric                         465 061    21 123      4 638          -       (1 572)   479 974

OTHER
 Miscellaneous physical property                87       -          -            -        1 572      1 659
    Total property, plant and equipment   $465 148   $21 123     $4 638        $ -      $   -     $481 633

    (A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
    (B) Principally Cannon Street generating station which ceased power generation on October 1.
        Applicable plant balances transferred to Property Held for Future Use from Plant in Service.

                                                   PAGE 53

SCHEDULE V
                                        COMMONWEALTH ELECTRIC COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1991


                                           Balance                    Retirements                  Balance
                                          Beginning  Additions        Charged To                   End of
Classification                             of Year    at Cost      Reserve    Other    Transfers    Year
                                                           (Dollars in Thousands)
ELECTRIC
 Intangible plant                         $  1 678   $   159     $  -         $  -       $  -     $  1 837
 Land and rights of way                      7 912        13        -            1          3        7 927
 Structures and leasehold improvements      29 249       604       (186)         -          -       30 039
 Production equipment                       15 386       235         11          -          -       15 610
 Transmission equipment                     76 944     2 643         69          -          1       79 519
 Distribution equipment                    288 460    26 331      2 966          -         (1)     311 824
 General equipment, vehicles and other       8 453       373        221          -         (4)       8 601
    Total plant in service                 428 082    30 358      3 081          1         (1)     455 357
 Construction work in progress               8 212     1 492        -            -          -        9 704
    Total electric                         436 294    31 850      3 081          1         (1)     465 061

OTHER
 Miscellaneous physical property                86       -          -            -          1           87
    Total property, plant and equipment   $436 380   $31 850     $3 081        $ 1       $  -     $465 148

    (A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                   PAGE 54

SCHEDULE VI
                                        COMMONWEALTH ELECTRIC COMPANY
                        ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (A)
                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                           (Dollars in Thousands)
                                                 Provision
           Balance at Transferred               Clearing   Amortization                             Balance
Classifi-  Beginning  to Deferred Charged to  Accounts and of Leasehold             Removal         at End
cation      of Year   Charges (B) Operations  Other Income Improvements Retirements  Cost   Salvage of Year


                                        YEAR ENDED DECEMBER 31, 1993
Electric    $135 684   $(11 010)    $15 032      $     -      $ 424        $4 162   $3 263  $ 644   $133 349



                                        YEAR ENDED DECEMBER 31, 1992
Electric    $128 253   $    -       $15 012      $     5      $ 422        $4 638   $4 291  $ 921   $135 684



                                        YEAR ENDED DECEMBER 31, 1991
Electric    $118 646   $    -       $14 484      $     -      $ 434        $3 081   $2 802  $ 572   $128 253


          (A) Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
          (B) Represents accumulated depreciation applicable to the abandoned Cannon Street generating station reclassified to Deferred Charges.

                                 PAGE 55

                                                              SCHEDULE VIII

                         COMMONWEALTH ELECTRIC COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

                            (Dollars in Thousands)





                                        Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts             Year Ended December 31, 1993

                      $3 131      $3 173       $783         $3 819      $3 268


                                Year Ended December 31, 1992

                      $2 653      $5 216       $854         $5 592      $3 131


                                Year Ended December 31, 1991

                      $2 341      $5 286       $985         $5 959      $2 653
                                    PAGE 56

SCHEDULE IX

                         COMMONWEALTH ELECTRIC COMPANY
                           SHORT-TERM BORROWINGS (a)
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Dollars in Thousands)

                                        Maximum                   Weighted
                          Weighted      Month-End    Average      Average
Category of               Average       Amount       Amount       Interest
Aggregate     Balance     Interest      Outstanding  Outstanding  Rate
Short-Term    at End      Rate at End   During       During the   During the
Borrowings    of Period   of Period     the Period   Period (b)   Period (c)

December 31, 1993
Notes Payable
  to Banks       $   -        -           $80 350       $16 121      3.4%

Notes Payable
  to System      $   -        -           $12 970       $ 2 451      6.0%

COM/Energy
  Money Pool     $   -        -           $ 4 005       $   858      3.2%

December 31, 1992
Notes Payable
  to Banks       $67 275      3.8%        $68 700       $62 460      4.0%

Notes Payable
  to System      $ 8 445      6.0%        $11 030       $ 7 765      6.3%

COM/Energy
  Money Pool     $ 3 395      3.4%        $ 6 060       $ 3 856      3.7%

December 31, 1991
Notes Payable
  to Banks       $63 300      5.5%        $68 250       $55 612      6.3%

Notes Payable
  to System      $ 5 950      6.5%        $ 5 950       $ 2 167      8.3%

COM/Energy
  Money Pool     $ 3 600      4.6%        $ 3 795       $ 2 878      5.8%

(a) Refer to Note 5 of Notes to Financial Statements filed under Item 8 of this report for the general terms of each category of short-term borrowings.

(b) The average amount outstanding during the period is determined by averaging the level of month-end principal balances outstanding for the prior thirteen-month period ending December 31.

(c) The weighted average interest rate during the period is determined by averaging the interest rates in effect on all loans transacted for the twelve-month period ended December 31.
                                    PAGE 57

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1993

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMMONWEALTH ELECTRIC COMPANY
                                             (Registrant)

                                By:  WILLIAM G. POIST
                                     William G. Poist,
                                     Chairman of the Board and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

WILLIAM G. POIST                            March 30, 1994
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                March 28, 1994
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                            March 30, 1994
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                              March 28, 1994
John A. Whalen,
Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                            March 30, 1994
William G. Poist, Director

JAMES D. RAPPOLI                            March 30, 1994
James D. Rappoli, Director

R. D. WRIGHT                                March 28, 1994
Russell D. Wright, Director