Form 10-Q
period 1994-03-31
COMMONWEALTH ELECTRIC CO
filed 1994-05-13
CIK 71222

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994

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


                                (617) 225-4000
             (Registrant's telephone number, including area code)



     (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.     YES   X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                   May 1, 1994

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)

                                                   March 31,     December 31,
                                                      1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT,
    at original cost                                $478 164       $475 348
  Less - Accumulated depreciation                    136 718        133 349
                                                     341 446        341 999
  Add - Construction work in progress                  6 645          5 478
                                                     348 091        347 477

INVESTMENTS
  Equity in nuclear electric power company               612            601
  Other                                                   14             14
                                                         626            615

CURRENT ASSETS
  Cash                                                 2 371          2 794
  Advances to affiliates                               3 085          4 485
  Accounts receivable -
    Affiliated companies                               2 589          2 413
    Customers                                         42 045         38 743
  Unbilled revenues                                    9 387          9 332
  Prepaid property taxes                               1 269          2 538
  Inventories and other                                6 351          6 787
                                                      67 097         67 092

DEFERRED CHARGES                                      35 904         34 619

                                                    $451 718       $449 803


                                    PAGE 3

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   March 31,     December 31,
                                                     1994            1993
                                                    (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,043,972 shares wholly-owned by
       Commonwealth Energy System (Parent)          $ 51 099       $ 51 099
   Amounts paid in excess of par value                97 112         97 112
   Retained earnings                                  16 759         15 118
                                                     164 970        163 329
 Long-term debt, less current sinking
   fund requirements                                 157 808        158 858
                                                     322 778        322 187

CURRENT LIABILITIES
   Current sinking fund requirements                   1 053          1 053
   Accounts payable -
     Affiliated companies                             10 713         10 088
     Other                                            21 990         22 044
   Accrued taxes -
     Local property and other                          2 412          3 017
     Income                                            4 058          2 337
   Other                                              11 749         13 125
                                                      51 975         51 664

DEFERRED CREDITS
 Accumulated deferred income taxes                    39 895         39 396
 Unamortized investment tax credits                    8 320          8 430
 Other                                                28 750         28 126
                                                      76 965         75 952

COMMITMENTS AND CONTINGENCIES

                                                    $451 718       $449 803

                            See accompanying notes.

                                    PAGE 4

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)



                                                    1994         1993
                                                  (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                       $118 490     $104 712

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                           80 775       68 395
  Other operation and maintenance                   20 000       23 247
  Depreciation                                       4 014        3 866
  Taxes -
    Income                                           3 010        1 199
    Local property                                   1 284        1 220
    Payroll and other                                  992        1 073
                                                   110 075       99 000

OPERATING INCOME                                     8 415        5 712

OTHER INCOME                                            87            1

INCOME BEFORE INTEREST CHARGES                       8 502        5 713

INTEREST CHARGES
  Long-term debt                                     3 546        2 542
  Other interest charges                               110          861
  Allowance for borrowed funds
    used during construction                           (65)         (53)
                                                     3 591        3 350

NET INCOME                                           4 911        2 363

RETAINED EARNINGS -
  Beginning of period                               15 118       14 882
  Dividends on common stock                         (3 270)      (3 052)

RETAINED EARNINGS -
  End of period                                   $ 16 759     $ 14 193




                            See accompanying notes.
                                    PAGE 5

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)


                                                        1994         1993
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 4 911     $  2 363
  Effects of non-cash items -
    Depreciation and amortization                        4 561        4 219
    Deferred income taxes and investment
      tax credits, net                                    (139)         (88)
  Change in working capital, exclusive of cash
    and advances to affiliates                          (1 517)       8 205
  All other operating items                             (1 238)      (3 233)

Net cash provided by operating activities                6 578       11 466

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (4 016)      (3 101)
  Allowance for borrowed funds used during
    construction                                           (65)         (53)
  Payment from (advances to) affiliates                  1 400       (3 840)

Net cash used for investing activities                  (2 681)      (6 994)

FINANCING ACTIVITIES
  Long-term debt issues                                    -         65 000
  Sale of common stock                                     -         35 000
  Payment of short-term borrowings                         -        (67 275)
  Payment to affiliates                                    -        (11 840)
  Long-term debt issues refunded                           -        (21 300)
  Retirement of long-term debt through
    sinking funds                                       (1 050)         -
  Payment of dividends                                  (3 270)      (3 052)

Net cash used for financing activities                  (4 320)      (3 467)

Net increase (decrease) in cash                           (423)       1 005
Cash at beginning of period                              2 794          507

Cash at end of period                                  $ 2 371     $  1 512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 4 862     $  3 847
    Income taxes                                       $   900     $    247

                            See accompanying notes.
                                    PAGE 6

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

         Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system."

         The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

         The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. At March 31, 1994, princi-pal regulatory assets included in deferred charges were $8.3 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant, $7.3 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear power plant, $4.4 million in abandonment costs for the Cannon Street generating station and $7.9 million for postretirement benefits costs, including pensions. The principal regulatory liability, reflected in deferred credits, was $4 million related to income taxes.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         The unaudited financial statements for the periods ended March 31, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.

(2) Commitments and Contingencies

         (a) Construction and Financing Programs

         The Company is engaged in a continuous construction program present-ly estimated at $141 million for the five-year period 1994 through 1998. Of that amount, $24.8 million is estimated for 1994. As of March 31, 1994, the Company's construction expenditures amounted to approximately
                                    PAGE 7

                         COMMONWEALTH ELECTRIC COMPANY

    $4.1 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

         The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

         (b) Decommissioning of Yankee Atomic Nuclear Power Plant

         On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company agreed to permanently discontinue power operation of its plant and decommission the facility. The Company's 2.5% investment in Yankee Atomic is approximately $612,000. The Company's estimated decom-missioning costs include its unrecovered share of all costs associated with the shutdown of the facility, recovery of its plant investment, and decommissioning and closing the plant to be $8.3 million. This amount is reflected in the accompanying Balance Sheets as a liability and a corre-sponding regulatory asset.
                                    PAGE 8

                         COMMONWEALTH ELECTRIC COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1994 and 1993 is shown below:

                                                     Three Months Ended
                                                          March 31,
                                                         1994 and 1993
                                                     Increase (Decrease)
                                                    (Dollars in Thousands)

Electric Operating Revenues                           $13 778      13.2%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel                              12 380      18.1
  Other operation and maintenance                      (3 247)    (14.0)
  Depreciation                                            148       3.8
  Taxes -
    Federal and state income                            1 811     151.0
    Local property and other                              (17)     (0.7)
                                                       11 075      11.2

Operating Income                                        2 703      47.3

Other Income                                               86       -

Income Before Interest Charges                          2 789      48.8

Interest Charges                                          241       7.2

Net Income                                            $ 2 548     107.8

Retail Unit Sales MWH Increase                          8 707       1.0


    The following is a summary of unit sales for the periods indicated:

                                                  Unit Sales (MWH)
        Three Months Ended           Total        Retail       Wholesale

          March 31, 1994             1 254 373    865 889      388 484
          March 31, 1993             1 090 531    857 182      233 349
                                    PAGE 9

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the first three months of 1994 increased by $13.8 million or 13.2% from the corresponding period in 1993 due to a $12.4 million increase in the cost of electricity purchased for resale, a 1% increase in retail unit sales due to colder than normal weather conditions and the recovery of $647,000 in "lost base revenues" related to conservation and load management (C&LM) programs. The recovery of lost base revenues is allowed by the Massachusetts Department of Public Utilities (DPU) to encourage effective implementation of C&LM programs. The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues. The increase in revenues was partially offset by a $123,000 decrease in C&LM costs. The Company has received approval from the DPU to recover in revenues current costs associated with C&LM programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corre-sponding change will occur in revenues.

    Also included in revenues were wholesale sales to NEPOOL and to non-associate utilities of $8.3 million, a $2.7 million increase from the first quarter last year reflecting the changing capacity needs of non-affiliated utilities and the New England Power Pool. Fluctuations in the level of wholesale electric sales have little, if any, impact on net income.

    The per KWH cost of electricity purchased for resale was slightly higher in the current quarter (6.4 cents) than the same period of a year ago (6.3 cents) and reflects the impact of the Company's continuing contractual obliga-tions to purchase higher-cost power procured in the 1980s when the Company's customer base grew dramatically and forecasts predicted continued growth. The contracts, which typically provide for long-term purchases from certain gas-fired independent power producing (IPP) facilities, will continue to drive costs up as additional capacity comes on line. The Company is currently involved in the renegotiation of a number of existing contracts which include price restructuring, buy-outs and/or generating unit shutdowns that could also reduce its cost of power. Also contributing to the increase was the higher cost of oil at affiliate Canal Electric Company which averaged 2.7 cents per KWH for the current three-month period compared to 2.3 cents for the same period in 1993.

    The cost of electricity purchased for resale for the three-month periods ended March 31, 1994 and 1993 also included $357,000 and $771,000, respective-ly, of capacity-related costs associated with certain purchased power con-tracts that were not recovered in revenues due to the recovery mechanism established by the DPU. The impact of this under-recovery reduced net income by $216,000 and $469,000 for the respective quarterly periods. (Refer to the "Power Contracts" section to follow.)

Other Operating Expenses

    Other operation and maintenance declined by $3.2 million or 14% in the first quarter of 1994 due, in part, to the cost savings of approximately $1.1 million that resulted from a second quarter 1993 work force reduction. Other factors contributing to the decrease include lower employee medical benefit costs of $470,000, lower affiliate services company charges ($450,000) also
                                    PAGE 10

                         COMMONWEALTH ELECTRIC COMPANY

due to the work force reduction, a decline of $300,000 in the provision for bad debt expense due to improved collection experience and a decline of $123,000 in C&LM costs (to $1 million) which are being recovered currently in revenues.

    The change in local property and other taxes reflects higher property tax rates ($64,000) offset by a reduction in payroll taxes of $81,000. Income taxes increased during the current period due to the significantly higher level of pretax income and, to a lesser extent, an increase in the federal income tax rate to 35% which was implemented on July 1, 1993.

Other Income and Interest Charges

    The increase in other income was due to interest on advances to affiliat-ed companies ($63,000) and a higher level of income from non-utility opera-tions ($47,000) primarily reflecting the absence in 1994 of a loss (recorded in January 1993) in connection with the Company's equity investment in Yankee Atomic Electric Company.

    Total interest charges increased 7.2% for the current three-month period reflecting the issuance of $65 million in long-term debt in late March 1993 ($1 million) offset by a $750,000 decline in short-term interest expense primarily reflecting the absence of short-term bank borrowings this year as compared to an average level of $52.4 million in the first quarter of 1993.

Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement in each unit and an energy charge to cover the cost of fuel. The Company collects a portion of its capacity-related purchased power costs associated with certain long-term power arrangements through its base rates. The recovery mechanism for these costs uses a per KWH factor which is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company experiences a revenue excess or shortfall. All other capacity and energy-related purchased power costs are recovered through the Company's Fuel Charge.

Power Agreement Cancelled

    On May 2, 1994, the Company and its affiliate Cambridge Electric Light Company (Cambridge Electric) gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, the Company and Cambridge Electric agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satisfactory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. The Company and Cambridge Electric are unable to predict whether or not Eastern will contest their
                                    PAGE 11

                         COMMONWEALTH ELECTRIC COMPANY

termination of these agreements.

Rate Stabilization Plan

    The Company implemented a Fuel Charge (FC) rate settlement on April 1, 1994 that will stabilize its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and between 6.5 cents and 6.7 cents per KWH during 1997. This rate stabilization results from the use of a cost deferral mecha-nism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DPU. The stabilized FC rate could save customers between 1.75% and 5% on their annual electric bills from 1994 through 1997. Deferred costs will be set up as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 under a recovery schedule to be approved by the DPU. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual cost deferral of $16 million which is the amount the Company anticipates will be deferred in 1994.

    The rate stabilization mechanism is part of a long-term plan to control the Company's retail rates. This plan will help to eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate will enable current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal has been widely supported by various business and customer groups and other political interests.

    The settlement results in the Company billing its customers a signifi-cantly lower rate than would have been in effect on April 1, 1994 had the DPU not approved the proposal. The Company's customers would have been billed for increased costs that resulted from certain higher-priced, long-term contract obligations. The Company is currently involved in contract renegotiations, as mentioned previously in this discussion.

Environmental Matters

    The Company has been named a potentially responsible party for a site used to dispose of PCB-contaminated transformers. A reserve for the estimated cost of site clean-up in the amount of $50,000 was recorded in Other Operation expense in the first quarter of 1994.

                                    PAGE 12

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1994.
                                    PAGE 13

                         COMMONWEALTH ELECTRIC COMPANY

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMMONWEALTH ELECTRIC COMPANY
                                                     (Registrant)


                                             Principal Financial Officer:


                                             JAMES D. RAPPOLI
                                             James D. Rappoli,
                                             Financial Vice President
                                               and Treasurer


                                             Principal Accounting Officer:


                                             JOHN A. WHALEN
                                             John A. Whalen,
                                             Comptroller


Date:  May 13, 1994