Form 10-Q
period 1994-06-30
COMMONWEALTH ELECTRIC CO
filed 1994-08-12
CIK 71222

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994

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



     (Former name, address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.     YES   X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 August 1, 1994

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT,
    at original cost                                $481 755       $475 348
  Less - Accumulated depreciation                    139 930        133 349
                                                     341 825        341 999
  Add - Construction work in progress                  8 492          5 478
                                                     350 317        347 477

INVESTMENTS
  Equity in nuclear electric power company               623            601
  Other                                                   14             14
                                                         637            615

CURRENT ASSETS
  Cash                                                 1 469          2 794
  Advances to affiliates                               5 295          4 485
  Accounts receivable -
    Affiliated companies                               2 036          2 413
    Customers                                         37 579         38 743
  Unbilled revenues                                    8 647          9 332
  Prepaid property taxes                                 -            2 538
  Inventories and other                                6 014          6 787
                                                      61 040         67 092

DEFERRED CHARGES                                      49 725         34 619

                                                    $461 719       $449 803


                                    PAGE 3

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   June 30,      December 31,
                                                     1994            1993
                                                    (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,043,972 shares wholly-owned by
       Commonwealth Energy System (Parent)          $ 51 099       $ 51 099
   Amounts paid in excess of par value                97 112         97 112
   Retained earnings                                  14 823         15 118
                                                     163 034        163 329
 Long-term debt, less current sinking
   fund requirements                                 157 811        158 858
                                                     320 845        322 187

CURRENT LIABILITIES
   Current sinking fund requirements                   1 053          1 053
   Accounts payable -
     Affiliated companies                              8 163         10 088
     Other                                            31 804         22 044
   Accrued taxes -
     Local property and other                            357          3 017
     Income                                            6 408          2 337
   Other                                              16 726         13 125
                                                      64 511         51 664

DEFERRED CREDITS
 Accumulated deferred income taxes                    40 389         39 396
 Unamortized investment tax credits                    8 209          8 430
 Other                                                27 765         28 126
                                                      76 363         75 952

COMMITMENTS AND CONTINGENCIES

                                                    $461 719       $449 803



                            See accompanying notes.

                                    PAGE 4

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)


                                   Three Months Ended       Six Months Ended
                                     1994      1993          1994       1993
                                           (Dollars in Thousands)

ELECTRIC OPERATING REVENUES        $ 98 244   $ 99 605    $216 734   $204 317

OPERATING EXPENSES
 Electricity purchased for
   resale, transmission and fuel     64 267     68 658     145 042    137 053
 Other operation and maintenance     21 795     22 692      41 795     45 939
 Depreciation                         3 984      3 850       7 998      7 716
 Taxes -
   Income                             1 011       (561)      4 021        638
   Local property                     1 240      1 215       2 524      2 435
   Payroll and other                    636        768       1 628      1 841
                                     92 933     96 622     203 008    195 622

OPERATING INCOME                      5 311      2 983      13 726      8 695

OTHER INCOME (EXPENSE)
 Allowance for equity funds
   used during construction             129        -           129        -
 Other, net                              79         (5)        166         (4)
                                        208         (5)        295         (4)

INCOME BEFORE INTEREST CHARGES        5 519      2 978      14 021      8 691

INTEREST CHARGES
 Long-term debt                       3 544      3 570       7 090      6 112
 Other interest charges                 115         62         225        923
 Allowance for borrowed funds
   used during construction             (88)        (1)       (153)       (54)
                                      3 571      3 631       7 162      6 981

NET INCOME (LOSS)                     1 948       (653)      6 859      1 710

RETAINED EARNINGS -
 Beginning of period                 16 759     14 193      15 118     14 882
 Dividends on common stock           (3 884)    (2 249)     (7 154)    (5 301)

RETAINED EARNINGS -
 End of period                     $ 14 823   $ 11 291    $ 14 823   $ 11 291



                            See accompanying notes.
                                    PAGE 5

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)

                                                        1994         1993
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                          $  6 859     $  1 710
  Effects of non-cash items -
    Depreciation and amortization                        9 481        8 424
    Deferred income taxes and investment
      tax credits, net                                    (350)       1 143
  Change in working capital, exclusive of cash
    and advances to affiliates                          18 384       16 895
  Fuel charge stabilization deferral                   (11 087)         -
  All other operating items                             (6 061)      (9 928)

Net cash provided by operating activities               17 226       18 244

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (9 387)      (7 614)
  Allowance for borrowed funds used during
    construction                                          (153)         (54)
  Advances to affiliates                                  (810)      (2 095)

Net cash used for investing activities                 (10 350)      (9 763)

FINANCING ACTIVITIES
  Long-term debt issues                                    -         65 000
  Sale of common stock                                     -         35 000
  Payment of short-term borrowings                         -        (67 275)
  Payment to affiliates                                    -        (11 840)
  Long-term debt issues refunded                           -        (21 300)
  Payment of dividends                                  (7 154)      (5 301)
  Retirement of long-term debt through
    sinking funds                                       (1 047)      (1 060)

Net cash used for financing activities                  (8 201)      (6 776)

Net increase (decrease) in cash                         (1 325)       1 705
Cash at beginning of period                              2 794          507

Cash at end of period                                 $  1 469     $  2 212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)             $  6 942     $  6 016
    Income taxes                                      $   (821)    $     41

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

         The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regula-tory liabilities established by the Company are expected to be refunded to customers over time. As of June 30, 1994, principal regulatory assets included in deferred charges were $11.2 million associated with a rate stabilization plan, $8.9 million for postretirement benefits costs including pensions, $7.7 million for unrecovered plant and decommission-ing costs for the Yankee Atomic nuclear plant, $7.2 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear power plant, $5.1 million for unrecovered costs associated with a conservation and load management program and $4.4 million in abandonment costs for the Cannon Street generating station. The principal regulatory liability, reflected in deferred credits, was $4 million related to income taxes.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         The unaudited financial statements for the periods ended June 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.
                                    PAGE 7

                         COMMONWEALTH ELECTRIC COMPANY

(2) Commitments and Contingencies

         (a) Construction and Financing Programs

         The Company is engaged in a continuous construction program present-ly estimated at $141 million for the five-year period 1994 through 1998. Of that amount, $24.8 million is estimated for 1994. As of June 30, 1994, the Company's construction expenditures amounted to approximately $9.7 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

         The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

         (b) Rate Stabilization Plan

         The Company implemented a Fuel Charge (FC) rate settlement on April 1, 1994 that will stabilize its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and between 6.5 cents and 6.7 cents per KWH during 1997. This settlement results in the Company billing its customers a significantly lower rate than would have been in effect on April 1, 1994 had the DPU not approved the proposal. The Company's customers would have been billed for increased costs that resulted from certain higher-priced, long-term contract obligations. This rate stabi-lization results from the use of a cost deferral mechanism that was spon-sored jointly by the Company and the Massachusetts Attorney General and approved by the DPU. The stabilized FC rate could save customers between 1.75% and 5% on their annual electric bills from 1994 through 1997. The deferred costs are being charged to a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule to be approved by the DPU. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual cost deferral of $16 million which is the amount the Company anticipates will be deferred in 1994. As of June 30, 1994, the Company has deferred $11.2 million, including carrying charges.

         The rate stabilization mechanism is part of a long-term plan to con-trol the Company's retail rates. This plan will help to eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate will enable current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachu-setts Attorney General, this proposal has been widely supported by various business and customer groups and other political interests.
                                    PAGE 8

                         COMMONWEALTH ELECTRIC COMPANY

         (c) Decommissioning of Yankee Atomic Nuclear Power Plant

         On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company agreed to permanently discontinue power operation of its plant and decommission the facility. The Company's 2.5% investment in Yankee Atomic is approximately $623,000. The Company's estimated decom-missioning costs include its unrecovered share of all costs associated with the shutdown of the facility, recovery of its plant investment, and decommissioning and closing the plant to be $7.7 million. This amount is reflected in the accompanying Balance Sheets as a liability and a corre-sponding regulatory asset.
                                    PAGE 9

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended
June 30, 1994 and 1993 is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1994 and 1993         1994 and 1993
                                            Increase (Decrease)
                                          (Dollars in Thousands)

Electric Operating Revenues         $(1 361)   (1.4)%    $ 12 417     6.1%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel            (4 391)   (6.4)        7 989     5.8
  Other operation and maintenance      (897)   (4.0)       (4 144)   (9.0)
  Depreciation                          134     3.5           282     3.7
  Taxes -
    Federal and state income          1 572   280.2         3 383   530.3
    Local property and other           (107)   (5.4)         (124)   (2.9)
                                     (3 689)   (3.8)        7 386     3.8

Operating Income                      2 328    78.0         5 031    57.9

Other Income                            213  4260.0           299  7475.0

Income Before Interest Charges        2 541    85.3         5 330    61.3

Interest Charges                        (60)   (1.7)          181     2.6

Net Income                          $ 2 601   398.3      $  5 149   301.1

Retail Unit Sales MWH Increase       54 129     7.7        62 836     4.0

     The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                        Three Months                   Six Months
Period Ended      Total    Retail  Wholesale     Total     Retail   Wholesale

June 30, 1994   1 115 847  755 293   360 554   2 370 220   1 621 182  749 038

June 30, 1993     955 347  701 164   254 183   2 045 878   1 558 346  487 532

                                    PAGE 10

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues

    Operating revenues for the first half of 1994 increased by $12.4 million or 6.1% from the corresponding period in 1993 due to a $8 million increase in the cost of electricity purchased for resale, transmission and fuel, a 15.9% increase in total unit sales and a higher level of lost base revenues related to conservation and load management (C&LM) programs ($408,000). The recovery of lost base revenues is allowed by the Massachusetts Department of Public Utilities (DPU) to encourage effective implementation of C&LM programs. The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues. The Company has also received approval from the DPU to recover in revenues current costs associated with C&LM programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer partici-pation, a corresponding change will occur in revenues. Current three and six-month C&LM costs were nearly level with the corresponding periods of the prior year.

    For the current quarter, despite a 16.8% increase in total unit sales, operating revenues decreased $1.4 million or 1.4% when compared to the same period in 1993 due to a $4.4 million decrease in the cost of electricity purchased for resale, transmission and fuel reflecting the deferral of $11.1 million in purchased power costs related to the Company's rate stabilization mechanism that was implemented on April 1, 1994 and a decline of $239,000 in lost base revenues.

    Also included in revenues for the three and six-month periods ended June 30, 1994 were wholesale sales to NEPOOL and to non-associate utilities of $7 million and $15.3 million, respectively, a $1.4 million and $4.2 million increase from the corresponding periods of 1993 reflecting the changing capacity needs of non-affiliated utilities and the New England Power Pool. Increasingly, the Company is able to sell its excess capacity at competitive terms and rates to satisfy various short-term requests for power from other regional utilities. Increased emphasis on the marketing of excess power supplies yielded estimated savings of $427,000 and $801,000 for the three and six months ended June 30, 1994 as compared to $111,000 and $136,000 for the respective periods last year. Fluctuations in the level of wholesale electric sales have no impact on net income.

Electricity Purchased for Resale, Transmission and Fuel

    Electricity purchased for resale, transmission and fuel costs per KWH sold was lower in the current six-month period (6.1 cents) than the same period of a year ago (6.7 cents) reflecting the aforementioned deferral of $11.1 million for costs related to the Company's rate stabilization mechanism. For the three months ended June 30, 1994 and 1993, the per KWH cost was 5.8 cents and
7.2 cents, respectively. However, the Company continues to be impacted by contractual obligations to purchase higher-cost power procured in the 1980s when the Company's customer base grew dramatically and forecasts predicted continued growth. The Company is currently involved in the renegotiation of various power contracts which include price restructuring, buy-outs and/or generating unit shutdowns that could also reduce its cost of power. (Refer to "Power Contract Negotiations" section to follow.)
                                    PAGE 11

                         COMMONWEALTH ELECTRIC COMPANY

    The cost of electricity purchased for resale for the six-month periods ended June 30, 1994 and 1993 also included $2.3 million and $4.2 million of capacity-related costs associated with certain purchased power contracts that were not recovered in revenues due to the recovery mechanism established by the DPU. The impact of this under-recovery reduced net income by $1.4 million and $2.5 million for the respective six-month periods. For the three-month periods ended June 30, 1994 and 1993, the Company's unrecovered costs amounted to $2 million and $3.4 million resulting in reduced net income of $1.2 million and $2 million, respectively. (Refer to the "Power Contracts" section to follow.)

    For the current six-month period, retail energy unit sales for each customer segment showed improvement due to the first quarter's colder than normal weather conditions, more moderate weather during the second quarter of 1994 and a 1.9% increase in the number of customers.

Other Operation and Maintenance

    Other operation and maintenance declined by $900,000 or 4% and $4.1 million or 9% in the current quarter and first half of 1994 primarily due to the savings of approximately $375,000 and $1.5 million, respectively, that resulted from a second quarter 1993 work force reduction and the absence (in both current three and six-month periods) of severance pay incurred in 1993 ($1.8 million). Other factors contributing to the decreases in both the three and six-month periods included lower affiliate services company charges ($1.1 million and $684,000) also due to the work force reduction and a decline in the provision for bad debts ($766,000 and $458,000) due to improved collection experience. Maintenance costs decreased $787,000 in the current six-month period primarily due to a reduction in maintenance-related projects.

Depreciation and Taxes

    The change in local property and other taxes for the three and six-month periods reflects higher property tax rates ($26,000 and $89,000) offset by a reduction in payroll taxes of $133,000 and $213,000. Income taxes increased during the current periods due to the significantly higher levels of pretax income and, to a lesser extent, an increase in the federal income tax rate to 35%.

Other Income and Interest Charges

    The increase in other income in both the three and six-month periods was due to an allowance for equity funds used during construction ($129,000) and carrying costs ($109,000) on the fuel charge stabilization deferral. In addition, for the six-month period, other income reflects a higher level of interest on advances to affiliated companies ($56,000) and increased income from non-utility operations ($66,000) primarily reflecting the absence in 1994 of a loss ($48,000 recorded in January 1993) in connection with the Company's equity investment in Yankee Atomic Electric Company and a loss in the second quarter of 1993 resulting from the disposition of the Cannon Street Generating Station oil inventory ($28,000).

    Total interest charges increased 2.6% for the current six-month period reflecting the issuance of $65 million in long-term debt in late March 1993 ($978,000) (which was primarily used to pay-down short-term borrowings) offset
                                    PAGE 12

                         COMMONWEALTH ELECTRIC COMPANY

by a nearly $700,000 decline in short-term interest expense primarily reflect-ing the absence of short-term bank borrowings this year as compared to an average level of $29.9 million in the first half of 1993.

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

Power Contract Negotiations

    On May 2, 1994, the Company and its affiliate Cambridge Electric Light Company (Cambridge Electric) gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, the Company and Cambridge Electric agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satisfactory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. In a letter dated June 30, 1994, Eastern provided to the Company and Cambridge Electric written notice of arbitration and its designation of an arbitrator pursuant to the 1989 agree-ments. The Company and Cambridge Electric by letter dated July 29, 1994 provided to Eastern notice of the companies' designation of an arbitrator and on July 30, 1994 filed an action in the Middlesex Superior Court (the Court) which seeks to have the issues which are to be the subject of the arbitration decided by the Court.

    The Company has filed with the DPU for the approval of a buy-out and termination of another power contract with a second independent power produc-er. If this buy-out proposal is approved, the resulting net replacement cost savings would be passed through to the Company's customers.
                                    PAGE 13

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1994.
                                    PAGE 14

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


Date:  August 12, 1994