Form 10-Q
period 1994-09-30
COMMONWEALTH ELECTRIC CO
filed 1994-11-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 November 1, 1994

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)

                                                 September 30,   December 31,
                                                      1994           1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT,
    at original cost                                $489 864       $475 348
  Less - Accumulated depreciation                    142 032        133 349
                                                     347 832        341 999
  Add - Construction work in progress                  4 387          5 478
                                                     352 219        347 477

INVESTMENTS
  Equity in nuclear electric power company               638            601
  Other                                                   14             14
                                                         652            615

CURRENT ASSETS
  Cash                                                 1 660          2 794
  Advances to affiliates                               3 915          4 485
  Accounts receivable -
    Affiliates                                         1 544          2 413
    Customers                                         34 473         38 743
  Unbilled revenues                                    8 987          9 332
  Prepaid property taxes                               4 109          2 538
  Inventories and other                                6 639          6 787
                                                      61 327         67 092

DEFERRED CHARGES                                      49 178         34 619

                                                    $463 376       $449 803


<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                 September 30,   December 31,
                                                     1994            1993
                                                    (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,043,972 shares wholly-owned by
       Commonwealth Energy System (Parent)          $ 51 099       $ 51 099
   Amounts paid in excess of par value                97 112         97 112
   Retained earnings                                  19 705         15 118
                                                     167 916        163 329
 Long-term debt, less current sinking
   fund requirements                                 157 814        158 858
                                                     325 730        322 187

CURRENT LIABILITIES
   Current sinking fund requirements                   1 053          1 053
   Accounts payable -
     Affiliates                                        6 851         10 088
     Other                                            26 913         22 044
   Accrued taxes -
     Local property and other                          4 765          3 017
     Income                                            7 301          2 337
   Other                                              12 613         13 125
                                                      59 496         51 664

DEFERRED CREDITS
 Accumulated deferred income taxes                    40 886         39 396
 Unamortized investment tax credits                    8 098          8 430
 Other                                                29 166         28 126
                                                      78 150         75 952

COMMITMENTS AND CONTINGENCIES

                                                    $463 376       $449 803



                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)


                                   Three Months Ended      Nine Months Ended
                                     1994      1993         1994        1993
                                           (Dollars in Thousands)

ELECTRIC OPERATING REVENUES        $119 559   $114 829    $336 293   $319 146

OPERATING EXPENSES
 Electricity purchased for
   resale, transmission and fuel     77 372     74 332     222 414    211 385
 Other operation and maintenance     20 159     19 546      61 954     65 485
 Depreciation                         3 999      3 867      11 997     11 583
 Taxes -
   Income                             4 264      4 446       8 285      5 084
   Local property                     1 388      1 297       3 912      3 732
   Payroll and other                    595        614       2 223      2 455
                                    107 777    104 102     310 785    299 724

OPERATING INCOME                     11 782     10 727      25 508     19 422

OTHER INCOME (EXPENSE)
 Allowance for equity funds
   used during construction              63        -           192        -
 Other, net                          (1 249)       157      (1 083)       153
                                     (1 186)       157        (891)       153

INCOME BEFORE INTEREST CHARGES       10 596     10 884      24 617     19 575

INTEREST CHARGES
 Long-term debt                       3 620      3 570      10 710      9 682
 Other interest charges                 123        200         348      1 123
 Allowance for borrowed funds
   used during construction             (73)       (51)       (226)      (105)
                                      3 670      3 719      10 832     10 700

NET INCOME                            6 926      7 165      13 785      8 875

RETAINED EARNINGS -
 Beginning of period                 14 823     11 291      15 118     14 882
 Dividends on common stock           (2 044)       -        (9 198)    (5 301)

RETAINED EARNINGS -
 End of period                     $ 19 705   $ 18 456    $ 19 705   $ 18 456



                            See accompanying notes.
<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)

                                                        1994         1993
                                                      (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                          $ 13 785     $  8 875
  Effects of non-cash items -
    Depreciation and amortization                       13 790       12 644
    Deferred income taxes and investment
      tax credits, net                                  (1 053)       1 303
    Allowance for equity funds used
      during construction                                 (192)         -
  Change in working capital, exclusive of cash
    and advances to affiliates                          11 893       24 125
  Fuel charge stabilization deferral                   (11 470)         -
  All other operating items                             (3 314)     (10 458)

Net cash provided by operating activities               23 439       36 489

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (14 675)     (12 230)
  Allowance for borrowed funds used during
    construction                                          (226)        (105)
  Payments from (advances to) affiliates                   570      (15 580)

Net cash used for investing activities                 (14 331)     (27 915)

FINANCING ACTIVITIES
  Long-term debt issues                                    -         65 000
  Sale of common stock                                     -         35 000
  Payment of short-term borrowings                         -        (67 275)
  Payment to affiliates                                    -        (11 840)
  Long-term debt issues refunded                           -        (21 300)
  Payment of dividends                                  (9 198)      (5 301)
  Sinking funds payments                                (1 044)      (1 058)

Net cash used for financing activities                 (10 242)      (6 774)

Net increase (decrease) in cash                         (1 134)       1 800
Cash at beginning of period                              2 794          507

Cash at end of period                                 $  1 660     $  2 307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $ 11 759     $ 10 906
    Income taxes                                      $  2 163     $    947

                            See accompanying notes.
<PAGE 6>

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

         The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities established by the Company are required to be refunded to customers over time. As of September 30, 1994, principal regulatory assets included in deferred charges were $11.5 million associated with a rate stabilization plan, $10 million for postretirement benefits costs including pensions, $7.3 million for unrecovered plant and decommission-ing costs for the Yankee Atomic nuclear plant, $7.1 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear power plant, $4 million for unrecovered costs associated with a conservation and load management program and $4.4 million in abandonment costs for the Cannon Street generating station. The principal regulatory liability, reflected in deferred credits, was $4 million related to income taxes.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         The unaudited financial statements for the periods ended September 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.
<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

(2) Commitments and Contingencies

         (a) Construction and Financing Programs

         The Company is engaged in a continuous construction program present-ly estimated at $141 million for the five-year period 1994 through 1998. Of that amount, $24.8 million is estimated for 1994. As of September 30, 1994, the Company's construction expenditures amounted to approximately $15.1 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

         The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

         (b) Rate Stabilization Plan

         The Company implemented a Fuel Charge (FC) rate settlement on April 1, 1994 that will stabilize its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and no greater than 6.7 cents per KWH during 1997. The settlement results in billings at a significantly lower rate than would have otherwise been in effect and could save customers between 1.75% and 5% on their annual electric bills from 1994 through 1997. This rate stabilization results from the use of a cost deferral mechanism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DPU. The deferred costs are being reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule subject to DPU review. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual cost deferral of $16 million which is the amount the Company anticipates will be deferred in 1994. As of September 30, 1994, the Company has deferred $11.5 million, including carrying charges.

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

         (c) Decommissioning of Yankee Atomic Nuclear Power Plant

         In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the plant). At September 30, 1994, the Company's 2.5% investment in the plant is approx-
<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

    imately $638,000. The estimated decommissioning costs include its unrecovered share of all costs associated with the shutdown of the plant, recovery of its plant investment, and decommissioning and closing the plant. The amount currently reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset is $7.3 million. The market value of the Company's share of assets in the plant's decommis-sioning fund at September 30, 1994 is approximately $2.6 million.

         On October 26, 1994, Yankee Atomic filed with the Nuclear Regulatory Commission a revised estimate to decommission the plant of $370 million (in 1994 dollars). The total cost to permanently shut down the plant is approximately $438.6 million. The Company's share of this liability is approximately $11 million. The Company is reviewing Yankee Atomic's filing and adjustments to the liability and regulatory asset accounts will be made as appropriate during the fourth quarter of 1994.
<PAGE 9>

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1994 and 1993 is shown below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                     1994 and 1993         1994 and 1993
                                            Increase (Decrease)
                                          (Dollars in Thousands)

Electric Operating Revenues         $ 4 730    4.1%      $ 17 147     5.4%

Operating Expenses
  Electricity purchased for resale,
    transmission and fuel             3 040    4.1         11 029     5.2
  Other operation and maintenance       613    3.1         (3 531)   (5.4)
  Depreciation                          132    3.4            414     3.6
  Taxes -
    Federal and state income           (182)  (4.1)         3 201    63.0
    Local property and other             72    3.8            (52)   (0.8)
                                      3 675    3.5         11 061     3.7

Operating Income                      1 055    9.8          6 086    31.3

Other Income                         (1 343)(855.4)        (1 044) (682.4)

Income Before Interest Charges         (288)  (2.6)         5 042    25.8

Interest Charges                        (49)  (1.3)           132     1.2

Net Income                          $  (239)  (3.3)      $  4 910    55.3

Retail Unit Sales MWH Increase       36 712    4.2         99 548     4.1

     The following is a summary of unit sales for the periods indicated:

                                     Unit Sales (MWH)
                         Three Months                    Nine Months
Period Ended      Total    Retail  Wholesale     Total     Retail   Wholesale

September 30,
    1994        1 130 798  907 842   222 956   3 501 018   2 529 024  971 994

September 30,
    1993        1 228 566  871 130   357 436   3 274 444   2 429 476  844 968

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues

    Operating revenues for the first nine months of 1994 increased by $17.1 million or 5.4% from the corresponding period in 1993 due to the higher cost of electricity purchased for resale, transmission and fuel ($11 million), a 4.1% increase in retail unit sales ($3.6 million), greater recovery of capacity-related costs associated with certain purchased power contracts ($1.9 million) and a higher level of lost base revenues related to conservation and load management (C&LM) programs ($720,000). The recovery of lost base revenues is allowed by the Massachusetts Department of Public Utilities (DPU) to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. Current three and nine-month C&LM costs were higher by $151,000 and $139,000, respectively, when compared with the corresponding periods of the prior year.

    For the current quarter, operating revenues increased $4.7 million or 4.1% when compared to the same period in 1993 due to an increase in the cost of electricity purchased for resale, transmission and fuel ($3 million), a 4.2% increase in retail unit sales ($1.3 million) and increased recovery of lost base revenues related to C&LM programs ($313,000).

    Also included in revenues for the three and nine-month periods ended September 30, 1994 were wholesale sales to NEPOOL and to non-associate utili-ties of $4.4 million and $19.7 million, respectively, a $3.3 million decrease and a $900,000 increase from the corresponding periods of 1993 reflecting the changing capacity needs of non-affiliated utilities and the New England Power Pool. Increasingly, the Company is able to sell its excess capacity at competitive terms and rates to satisfy various short-term requests for power from other regional utilities. Increased emphasis on the marketing of excess power supplies yielded estimated savings of $157,000 and $958,000 for the three and nine months ended September 30, 1994 as compared to $131,000 and $267,000 for the respective periods last year. Fluctuations in the level of wholesale electric sales have no impact on net income.

Electricity Purchased for Resale, Transmission and Fuel

    Electricity purchased for resale, transmission and fuel costs per KWH sold was slightly lower in the current nine-month period (6.4 cents) than the same period of a year ago (6.5 cents) reflecting the moderating impact of the deferral of $11.1 million of costs due to the Company's rate stabilization mechanism that was implemented on April 1, 1994. The cost per KWH would have been 6.7 cents in the current nine-month period if the rate stabilization mechanism was not in effect. Electricity purchased for resale reflects continuing contractual obligations to purchase higher-cost power procured in the 1980s when the Company's customer base grew dramatically and forecasts predicted continued growth and, to a lesser extent, higher fuel costs at Canal Electric Company. The Company is currently involved in the renegotiation of various power contracts which include price restructuring, buy-outs and/or generating unit shutdowns that could also reduce its cost of power. For the three months ended September 30, 1994 and 1993, the per KWH cost was 6.8 cents and 6.1 cents, respectively, primarily reflecting the higher fuel costs at Canal.
<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

    The cost of electricity purchased for resale for the nine-month periods ended September 30, 1994 and 1993 also included $1.5 million and $3.4 million of capacity-related costs associated with certain purchased power contracts that were not recovered in revenues due to the recovery mechanism established by the DPU. The impact of this under-recovery reduced net income by $922,000 and $2.1 million for the respective nine-month periods. For the three-month periods ended September 30, 1994 and 1993, the Company overcollected its costs by $798,000 and $772,000 resulting in higher net income of $485,000 and $469,000, respectively. (Refer to the "Power Contracts" section to follow.)

    For the current nine-month period, retail energy unit sales for each customer segment showed improvement due to the first quarter's colder than normal weather conditions, an improving economy and a 1.2% increase in the number of customers.

Other Operation and Maintenance

    Other operation and maintenance declined by $3.5 million or 5.4% in the first nine months of 1994 primarily due to savings of approximately $1.5 million that resulted from a second quarter 1993 work force reduction and the absence of $1.8 million of severance pay incurred in 1993. Other factors contributing to the decrease included lower affiliate services company charges ($1.1 million) also due to the work force reduction, and a decline in the provision for bad debts ($1.2 million) due to improved collection experience. Maintenance costs decreased $732,000 primarily due to a reduction in outside contractor charges for tree trimming and maintenance-related projects.

    The $613,000 increase in other operation and maintenance for the three months ended September 30, 1994 was due to increases in payroll costs ($620,000) and insurance and benefits costs ($474,000) offset in part, by a decline in the provision for bad debts ($451,000).

Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. The change in local property and other taxes for the three and nine-month periods reflects higher property tax rates ($90,000 and $180,000) offset by a reduction in payroll taxes of $18,000 and $231,000. The change in federal and state income taxes for the current nine-month period reflects the level of pretax income. The decrease in the current quarter is primarily due to the absence of a retroactive adjustment made in the third quarter of 1993 to reflect the increase in the federal tax rate to 35% and, to a lesser extent, the level of pretax income.

Other Income and Interest Charges

    The decrease in other income in both the three and nine-month periods was primarily due to a reserve related to a settlement negotiated with an outside party for certain costs associated with the Company's energy conservation program. Somewhat moderating the overall decrease in other income during the current three and nine-month periods were carrying costs ($237,000 and $346,000, respectively) on the fuel charge stabilization deferral and an allowance for funds used during construction ($63,000 and $192,000). In addition, for the nine-month period, other income reflects a higher level of interest on advances to affiliated companies ($51,000) and increased income
<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

from non-utility operations ($70,000) primarily reflecting the absence in 1994 of losses ($48,000 recorded in January 1993) associated with the Company's equity investment in Yankee Atomic Electric Company and the disposition of the Cannon Street Generating Station oil inventory ($28,000).

    Total interest charges increased slightly for the current nine-month period reflecting the issuance of $65 million in long-term debt in late March 1993 ($1 million) offset by a $774,000 decline in short-term interest costs primarily reflecting the absence of short-term bank borrowings this year compared to an average level of $21 million for the first nine months of 1993. For the current quarter, total interest charges decreased due primarily to a decline in short-term expense ($77,000), somewhat offset by a $50,000 increase in long-term expense due to the aforementioned financing activity.

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

Power Contract Negotiations

    On May 2, 1994, the Company and its affiliate Cambridge Electric Light Company (Cambridge Electric) gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, the Company and Cambridge Electric agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satisfactory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. In a letter dated June 30, 1994, Eastern objected to the notice of termination and provided to the Company and Cambridge Electric written notice of arbitration and its designation of an arbitrator pursuant to the 1989 agreements. The companies responded by designating their arbitrator, and the parties are now in the process of selecting a third, neutral arbitrator through the Boston, Massachusetts office of the American Arbitration Association. An arbitrator decision on the legality of the companies' termination action is expected in 1995.

    The Company has filed for regulatory approval of restructured power sale agreements with two other non-utility generators allowing the Company to eliminate or reduce purchased power from the units. Also, the Company has reached an agreement in principle on an innovative power contract with another
<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

New England utility that is expected to produce long-term customer savings beginning in 1995. This agreement will allow the Company to purchase peaking unit capacity during the periods when it might otherwise have incurred deficiency charges from the New England Power Pool, or have been required to purchase capacity from other regional utilities at much higher prices. This contract provides for cost-effective resources to cover power needs in a changing environment.
<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Incorporated herein by reference:

        Exhibit 10   Material Contracts.

        10.2         Other Agreements.

        10.2.3.10 Twenty-Eighth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended September 15, 1992 (Exhibit 1 to Commonwealth Energy System's Form 10-Q (September 1994), File No. 1-7316).

        10.2.3.11 Twenty-Ninth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended May 1, 1993 (Exhibit 2 to Commonwealth Energy System's Form 10-Q (September 1994), File No. 1-7316).

        Filed herewith:

        Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1994 (Filed herewith as Exhibit 1)

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1994.
<PAGE 15>

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


Date:  November 14, 1994