Form 10-K
COMMONWEALTH ELECTRIC CO
filed 1995-03-30
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
       Class of Common Stock                         March 15, 1995
    Common Stock, $25 par value                      2,043,972 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is filing this Form with the reduced disclosure format.

Documents Incorporated by Reference                  Part in Form 10-K
              None                                     Not Applicable

List of Exhibits begins on page 40 of this report.

<PAGE 2>

                         COMMONWEALTH ELECTRIC COMPANY

                               TABLE OF CONTENTS

                                    PART I
                                                                   PAGE
Item  1.    Business........................................        3

              General.......................................        3
              Electric Power Supply.........................        3
              New England Power Pool........................        5
              Energy Mix....................................        6
              Rates and Regulatory Matters..................        6
                (a) Retail Rate Proceeding..................        6
                (b) Cost Recovery...........................        6
              Competition...................................        8
              Power Contract Arbitrations...................       10
              Construction and Financing....................       10
              Employees.....................................       10

Item  2.    Properties......................................       10

Item  3.    Legal Proceedings...............................       11



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................       12

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................       13

Item  8.    Financial Statements and Supplementary Data.....       19

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........       19



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................       40



Signatures..................................................       53

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY
                                    PART I.

Item 1. Business

    General

    Commonwealth Electric Company (the Company) is engaged in the generation, transmission, distribution and sale of electricity at retail to approximately 312,200 customers (including 48,600 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. The results of the 1990 federal census taken in the Company's service area indicated a population increase of 18.1% since 1980. Also, the Company sells power to the New England Power Pool (NEPOOL) and is actively marketing sales of certain available capacity to other utilities in and outside the New England region.

    The Company, which was organized on April 4, 1850 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Public Utilities (DPU), which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). Since the date of its organization, the Company has from time to time acquired or disposed of the property and franchises of or merged with various gas or electric companies. The Company is a wholly-owned subsidiary of Commonwealth Energy System (System), which, together with its subsidiaries, is collectively referred to as "the system."

    By virtue of its charter, which is unlimited in time, the Company distrib-utes electricity without direct competition in kind from any privately or municipally-owned utilities. Alternate sources of energy are available to customers within the service territory, but competition from these sources to date has not been a significant factor affecting the Company. However, this past year the Company continued to develop and implement strategies to deal with the increasingly competitive environment. For further details, refer to the "Competition" section that follows in this Item 1. Of the Company's 1994 retail electric unit sales (73.8% of its total sales), 48.8% was sold to residential customers, 32.1% to commercial customers, 10.2% to industrial and 8.9% to municipal and other customers.

    Electric Power Supply

    The Company relies almost entirely on purchased power to meet its electric energy requirements. The Company owns generating facilities with a total capacity of 13.8 megawatts (MW), which are principally used for emergency and peaking purposes. The Company also has a joint-ownership interest of 8.9 MW in Central Maine Power Company's oil-fired Wyman Unit 4.

    Power purchases for the Company and Cambridge Electric Light Company (Cambridge Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal), another wholly-owned subsidiary of the System. Canal is a wholesale electric generat-ing company located in Sandwich, Massachusetts and an important source of purchased power for the Company and Cambridge Electric. Under long-term con-tracts, system entitlements include one-quarter (140 MW) of the capacity and

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

energy of Canal Unit 1 and one-half (292 MW) of the capacity and energy of Canal Unit 2. The Company's entitlements in these units are 112.5 MW and
141.9 MW, respectively.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Cambridge Electric. The CADA has been accepted for filing as an amendment to Canal's FERC rate schedule and allows Canal to act on behalf of the Company and Cambridge Electric in the procurement of additional capacity for one or both companies, or, to sell capacity and/or energy from each company's entitlements. The CADA is in effect for Seabrook 1, Phases I and II of Hydro-Quebec, New England Power Company (Bear Swamp Units), Northeast Utilities and Central Vermont Public Service Corp. (Vermont Yankee and Merrimack 2 Unit). Exchange agreements are in place with several of these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Cambridge Electric for the costs or revenues associated with these facilities. The Company and Cambridge Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DPU approval.

    The Company has other long-term contracts for the purchase of electricity from various sources including a 73.5 MW entitlement from a nuclear unit in Plymouth, Massachusetts (Pilgrim) under a life-of-the-unit contract with Boston Edison Company. Also, through Canal's equity ownership in Hydro-Quebec Phase II and its 3.52% interest in the Seabrook nuclear power plant, the Company has entitlements of 48.2 MW and 32.4 MW, respectively.

    Several independent power producer (IPP) sources provided a substantial portion of the Company's requirements in 1994 as follows:

                                            Company Entitlement (MW)
    Natural gas fired units -
        Lowell Cogeneration Company, L.P. (a)           23.0
        Pepperell Power Associates, L.P. (a)            38.0
        Northeast Energy Associates                     46.0
        Masspower                                       59.9
        Altresco Pittsfield, L.P.                       27.5
        Dartmouth Power Associates                      67.2
                                                       261.6
    Waste-to-Energy fired units (b) -
        SEMASS                                          70.2

    Hydro sources (5)                                   29.9

    (a) For further information on these units, refer to the "Power Contract Negotiations" section that follows in this Item 1.
    (b) Includes an expansion unit that became operational in May 1993.

    There were no new sources of system generation or purchased power in 1994. In 1993, the Company extended a commitment to April 1997 to exchange 50 MW of Canal Electric's oil-fired generation with 50 MW of pumped storage energy capacity from non-affiliate New England Power Company's Bear Swamp Units (an initial, smaller exchange of 25 MW began in 1992). In 1991, Canal Electric

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

arranged for a long-term exchange of power with Central Vermont Public Service Company (CVPS) whereby 50 MW from Canal Electric's oil-fired Unit 2 was exchanged for 25 MW from CVPS's Vermont Yankee nuclear unit and 25 MW from its Merrimack Unit 2 coal-fired facility. This agreement expires in October 1995. The Canal Electric/Bear Swamp transaction alone will save the Company's customers $2.7 million over a four-year period that began in June 1993. In 1995, it is expected that these exchanges, combined with a reduction in the capacity from purchased power contracts with natural gas-fired IPPs, will necessitate increased purchases from the oil-fired Canal Electric units.

    The Company expects to provide for future peak load plus reserve require-ments through existing system generation, including purchasing available capacity from neighboring utilities and/or IPP generators. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for Canal to acquire and deliver sufficient electric generating capacity to meet the Company's and Cambridge Electric's capacity requirements.

    In addition to power purchases, the Company is actively pursuing the marketing of certain capacity at competitive terms and rates to utilities in and outside the New England region at a higher price (thus saving the Com-pany's customers the difference) than if it were to sell to NEPOOL. This situation is a result of several utilities in New England (the Company included) having excess capacity and lowered prospects for sales growth. This competitive business developed for the Company in the early 1990s when it began to formally request proposals to supply short-term energy and associated capacity to other utilities on the open market to fulfill their power require-ments. Increased emphasis on the marketing of this capacity yielded approxi-mate savings of $1,039,000, $429,000 and $451,000 in 1994, 1993 and 1992,
respectively.

    New England Power Pool

    The Company, together with other electric utility companies in the New England area, is a member of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of member companies to fulfill the region's energy requirements. This concept is accomplished through the use of computers to monitor and forecast load requirements.

    The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

    The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 16% to 25% of peak load.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

    Energy Mix

    The Company's energy mix, including purchased power, is shown below:

                                        Actual
                               1994      1993      1992
       Natural gas              42%       35%       24%
       Oil                      22        27        39
       Nuclear                  18        20        22
       Waste-to-energy          12        11         9
       Hydro                     3         4         3
       Coal                      3         3         3
         Total                 100%      100%      100%

    The Company's energy mix has shifted during the last several years from oil to natural gas and other fuels due to the requirement to purchase capacity from IPP facilities and, to a lesser extent, the exchange agreements noted in the "Electric Power Supply" section above.

    Rates and Regulatory Matters

       (a) Retail Rate Proceeding

    The Company operates under the jurisdiction of the DPU which requires historical test-year information to support changes in rates. The Company's most recent general rate proceeding approved by the DPU was as follows:
                                               Return on
        Effective                                Common    Total
          Date       Requested    Authorized     Equity    Return
                      (Dollars in Millions)
      July 1, 1991     $17.3         $10.9        12%      10.49%

      (b) Cost Recovery

    Rate Schedule The Company files a Fuel Charge (FC) rate schedule, which provides for the current recovery, from retail customers, of fuel used in electric generation and a substantial portion of purchased power, demand and transmission costs. This schedule requires the quarterly computation and DPU approval of a FC decimal based on forecasts of fuel, electricity purchased for resale and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for that period, an appropriate adjustment is reflected in the calculation of the decimal for the next calendar quarter.

    Purchased Power The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that the Company pay a demand charge for its capacity entitlement and an energy charge to cover the cost of fuel. The DPU ordered the Company, effective July 1, 1991, to collect its capacity-related costs associated with certain long-term power arrangements through base rates.
Prior to that date, the Company was recovering these costs through its FC.
The current recovery mechanism uses a per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, the Company

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

experiences a revenue excess or shortfall which can have a significant impact on net income. All other capacity and energy-related electricity purchased for resale costs are recovered dollar-for-dollar through the FC. The Company and Cambridge Electric made a filing in late 1992 with the DPU seeking an alternative method of recovery. This request was denied in a letter order issued on October 6, 1993. However, the Company and Cambridge Electric were encouraged by the DPU's acknowledgement that the issues presented warrant further consideration. The DPU encouraged each company to continue to work with other interested parties, including the Attorney General of Massachu-setts, to reach a consensus solution on the issue for future consideration. The Company and Cambridge Electric have been involved in settlement discus-sions with interested parties in an effort to resolve this issue in a positive fashion and hope to reach an agreement in the near future.

    Conservation and Load Management Programs The Company has implemented a variety of cost-effective conservation and load management (C&LM) programs for its customers which are designed to reduce future energy use. On June 30, 1993, the DPU issued an order in Phase I of a C&LM cost recovery filing made by the Company and Cambridge Electric which allows the recovery of "lost base revenues" from electric customers. The recovery of lost base revenues is employed by the DPU to encourage effective implementation of C&LM programs.

    The KWH savings that are realized as a result of the successful implemen-tation of C&LM programs serve as the basis for determining lost base revenues. The Company recovered approximately $3.5 million based on estimated KWH savings for the eighteen-month period that began January 1, 1993 beginning July 1, 1993 over a twelve-month period. On June 30, 1994, the DPU issued an order that further allows the Company to recover approximately $3.7 million in additional lost base revenues for a one-year period that commenced July 1, 1994. Through December 31, 1994, the combined recovery was approximately $5.6 million, $2.3 million of which was collected in 1993.

    Seabrook Costs The FERC, in a final order issued on August 4, 1992, approved full recovery of Canal's investment in the Seabrook nuclear power plant. The Company and Cambridge Electric had been billing, subject to refund, Seabrook 1 charges to their retail customers since August 1, 1990 through FC decimals approved by the DPU. In its June 1, 1993 rate decision, the DPU allowed Cambridge Electric to recover its Seabrook 1 costs in base rates. However, the Company continues to recover these costs through the FC.

    The Company and Cambridge Electric collect, through their respective base rates, amounts being billed to them by Canal for costs associated with Sea-brook 2 (over a ten-year period ending in 1997) pursuant to a Capacity Acqui-sition Agreement the terms of which were approved by both FERC and the DPU.

    Potential Impact of Regulatory Restructuring Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, a utility is allowed to defer costs that would otherwise be expensed in recognition of the ability to recover them in future rates. As a result, the Company has accumulated $54.2 million (approximately 11% of total assets) of regulatory assets as of December 31, 1994. Management believes that the current regulatory framework provides for the continued recovery of these assets.

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

    In the event that recovery of specific costs through rates becomes uncertain or unlikely in the future either as a result of the expanding effects of competition or specific regulatory actions, the Company could be required to move away from cost-of-service ratemaking and, therefore, SFAS No. 71 would no longer apply. Discontinuation of SFAS No. 71 could lead to the write-off of various regulatory assets, which would have an adverse impact on the Company's financial position and results of operations. At this time, management believes that it is unlikely that regulatory action would lead to the discontinuation of SFAS No. 71 in the near future.

    Competition

    This past year, the Company continued to develop and implement strategies to deal with the increasingly competitive environment in its electric busi-nesses. The inherently high cost of providing energy services in the North-east has placed the region at a competitive disadvantage as more customers begin to explore alternative supply options. Many state and federal govern-ment agencies are considering implementing programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking and in February 1995 opened an investigation into electric industry restructuring.

    The Company's actions in response to the new competitive challenges have been well received by regulators, business groups and customers. The Company has developed and will continue to develop innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets.

    The Company recently revised its Economic Development Rate which will benefit a number of high-use industrial customers and contribute to economic development in the area. Another new rate will provide incentive for business to expand into previously vacant space and its Rate Stabilization Plan, approved in 1994, continues to hold the line on costs passed on to customers while aggressively pursuing other cost reduction measures. Recently completed contract negotiations are expected to save customers approximately $42 million through 1999 as the Company continues to explore opportunities to reduce purchased power costs. The Company recently signed an agreement with another New England utility to purchase peaking-unit capacity at rates lower than that available from NEPOOL or other regional utilities.

    The Company continues to be aggressive in its cost containment efforts. For example, through work force reductions and attrition the Company has reduced its work force approximately 26.5% since 1989. Also, the introduction of advanced technologies in the workplace continues to improve customer service and the Company's competitive position. The Company has yet to be significantly impacted by the increase in competition, and absent a major shift in regulation at the state level, believes its current business strategy will have a positive impact in the near-term.

    Some of the more specific details of the innovative measures taken in response to competition include the following:

    Rate Stabilization Plan The Company implemented a FC rate settlement on April 1, 1994 that stabilizes its quarterly FC rate during the years 1994

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

through 1996 at 6.5 cents per KWH and no greater than 6.7 cents per KWH during 1997. The settlement results in billings at a lower rate than would have otherwise been in effect and could save customers between 1.75% and 5% on their annual electric bills through 1997. This rate stabilization is achieved through the use of a cost deferral mechanism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DPU. The deferred costs are reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule yet to be determined and subject to DPU approval. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the deferral period (1994 through 1997) and is further limited to an annual amount of $16 million. The Company deferred $15,964,000 in 1994. In view of recent contract renegotiations, the Company does not expect deferred amounts to exceed $20 million through 1997.

    The rate stabilization mechanism is part of a long-term plan to control the Company's retail rates and will help to eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. Further, the stabilized FC rate will enable current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal has been widely supported by various business and customer groups and other political interests.

    Power Contract Negotiations   The Company concluded the negotiation of a
restructured Power Sale Agreement (PSA), effective January 1, 1995, with Lowell Cogeneration Company Limited Partnership (23 MW). The restructured PSA will allow the Company to defer the purchase of capacity and energy for a maximum of six years and, when called back into service, power will be dispatched only when needed at the discretion of the Company. In addition, the Company terminated a PSA with Pepperell Power Associates Limited Partner-ship (38 MW), effective January 27, 1995, through a buy-out arrangement that is subject to final FERC approval. In 1994, the power purchased from these units cost the Company 6 cents per kilowatthour as compared to costs at the Canal units of 3.5 cents. It is expected that the resolution of these contracts will enhance the Company's competitiveness by lowering costs and saving customers approximately $42 million through 1999.

    Economic Development Realizing a healthy regional economy benefits not only businesses but all area residents, the Company actively encourages economic growth by working in partnership with communities and businesses, providing resources and incentives to drive the region's economy.

    In an effort to foster industrial development in its service area, the Company began offering an Economic Development Rate (EDR) in October 1991 to new or existing industrial customers who have demand of 500 kilowatts or more and meet specific financial and other criteria. As of December 31, 1994, twenty-three commercial and industrial customers were benefitting from this special rate which is available for a six-year term. In 1993, the DPU conducted a generic investigation into EDRs and rendered a decision on September 1, 1993 that established rate design guidelines and minimum customer eligibility requirements. The Company refiled its EDRs to comply with the ruling. The new EDR is available to both commercial and industrial customers with loads greater than 500 kilowatts. Revenues were lower by $1.7 million, $1.5 million and $1.3 million in 1994, 1993 and 1992, respectively. These

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

amounts represent the difference between what these customers would have paid prior to the availability of this rate. The Company also received approval for a Vacant Space Rate that is available to qualifying small commercial and industrial customers who establish loads in previously unoccupied building space.

    Power Contract Arbitrations

    On May 2, 1994, the Company and Cambridge Electric gave notice of termina-tion of power purchase agreements with Eastern Energy Corporation, the developer of a proposed 300 MW coal-fired plant, based upon the developer's failure to meet its contractual obligations. In June 1989, the Company and Cambridge Electric agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. The developer did not meet the permitting, construction or operation milestones established by the contracts, and has not yet obtained the required permits, commenced construction or sold any addi-tional power from the proposed plant. Efforts to reshape the power purchase agreements to provide a satisfactory arrangement were unsuccessful. In a letter dated June 30, 1994, the developer objected to the notices of termina-tion and invoked arbitration, which is pending. A decision by the arbitrators on the legality of the Company's and Cambridge Electric's termination is expected in 1995.

    The Company has initiated an arbitration proceeding with Dartmouth Power Associates, an IPP, seeking approximately $5 million for recovery of excess fuel charges billed to the Company for power purchases in 1992. A decision is expected from the arbitrators in 1995.

    Construction and Financing

    Information concerning the Company's financing and construction programs is contained in Note 2(a) of Notes to Financial Statements filed under Item 8 of this report.

    Employees

    The total number of full-time employees for the Company declined 12.4% to 913 in 1994 from 1,042 employees at year-end 1992 due to a second quarter 1993 work force reduction. 592 employees (64.6%) are represented by the Brother-hood of Utility Workers of New England, Inc. under three separate collective bargaining units with agreements expiring September 30, 1996, October 31, 1997 and April 30, 1998. Employee relations have generally been satisfactory.

Item 2. Properties

    The principal properties of the Company consist of an integrated system of transmission and distribution lines, substations, an office building in the Town of Wareham, Massachusetts and other structures such as garages and service buildings. In addition, the Company owns and operates, for standby and emergency purposes only, two diesel plants with a combined capability of
13.8 MW located on the island of Martha's Vineyard. The Company also has a 1.4% joint-ownership interest in Central Maine Power Company's Wyman Unit 4 with an entitlement of 8.9 MW.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

    At December 31, 1994, the electric transmission and distribution system consisted of 5,697 pole miles of overhead lines, 3,511 cable miles of under-ground line, 138 substations and 329,051 active customer meters.

Item 3. Legal Proceedings

    The Company is subject to legal claims and matters arising from its course of business, including its participation in power contract arbitrations as discussed in Item 1 above.

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

                                    PART II.


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Common-wealth Energy System.

      (b) Number of Shareholders at December 31, 1994

          One

      (c) Frequency and Amount of Dividends Declared in 1994 and 1993

                      1994                            1993
                             Per Share                       Per Share
          Declaration Date     Amount     Declaration Date     Amount

          January 21, 1994     $1.60      January 28, 1993      $1.90
          April 25, 1994        1.90      April 26, 1993         1.10
          July 18, 1994         1.00      October 18, 1993       3.20
          October 24, 1994      3.25                            $6.20
                               $7.75

          On January 28, 1993, dividends were declared on the 1,606,472 outstanding shares of common stock of the Company. Beginning on April 26, 1993, dividends were declared on the 2,043,972 outstanding shares of common stock of the Company.

          Reference is made to Note 6 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 13>

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

    A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1994 and 1993 and unit sales for these periods is shown below:

                                        Years Ended         Years Ended
                                        December 31,        December 31,
                                       1994 and 1993       1993 and 1992
                                             Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues         $  7 466     1.7%     $ 20 991     5.1%

Operating Expenses -
 Electricity purchased for resale
   and fuel                            2 652     0.9        30 664    12.1
 Transmission                           (102)   (2.1)         (404)   (7.7)
 Other operation                      (2 381)   (3.3)      (14 936)  (17.0)
 Maintenance                            (661)   (6.2)       (1 429)  (11.8)
 Depreciation                            587     3.9            20     0.1
 Taxes -
   Federal and state income            2 512    35.1         3 602   101.3
   Local property and other              (79)   (1.0)          349     4.5
                                       2 528     0.6        17 866     4.6

Operating Income                       4 938    18.5         3 125    13.2

Other Income                          (1 217) (488.8)           (4)   (1.6)

Income Before Interest Charges         3 721    13.8         3 121    13.1

Interest Charges                        (274)   (1.8)           47     0.3

Net Income                          $  3 995    33.1      $  3 074    34.1


Unit Sales (Megawatthours or MWH)
   Retail                             85 272     2.6        22 203     0.7
   Sales for resale                 (105 375)   (8.2)      292 770    29.5
     Total unit sales                (20 103)   (0.4)      314 973     7.5

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

Unit Sales

   The following is a summary of unit sales and customers for the periods indicated:
                                         Years Ended December 31,
                                1994               1993               1992
                                          %                  %
Unit Sales (MWH):                       Change             Change

 Residential                 1 616 750   1.9    1 587 338   0.1    1 586 577
 Commercial                  1 065 539   3.4    1 030 050   1.2    1 018 162
 Industrial                    337 191   2.7      328 220   0.7      325 912
 Municipal and other           294 030   4.0      282 630   2.6      275 384
   Total retail              3 313 510   2.6    3 228 238   0.7    3 206 035
 Sales for resale            1 179 349  (8.2)   1 284 724  29.5      991 954
   Total                     4 492 859  (0.4)   4 512 962   7.5    4 197 989

Customers - 12 Month Average:

 Residential (a)               273 395   1.4      269 736   1.2      266 513
 Commercial (a)                 34 938   1.7       34 362   0.4       34 348
 Industrial                        321  (1.5)         326   1.2          322
 Municipal and other             3 537   6.7        3 316   3.7        3 198
   Total                       312 191   1.4      307 740   1.1      304 381

(a) Includes seasonal customers of 48,606 in 1994, 48,364 in 1993 and 47,527 in 1992. Service is considered to be "seasonal" when the kilowatthours used in the billing months ending between June 1 and September 30 exceed the kilowatthours used in the preceding eight months.

    For 1994, retail electric unit sales increased 2.6% as a result of increased heating demand caused by the extremely cold weather conditions during the first quarter and greater usage, particularly air conditioning load during the summer months. Unit sales reflect a record peak demand of 672 MW achieved on July 21, 1994 and continued moderate growth of nearly 4,500 customers (1.4%). Each customer segment improved, but the larger increases were to the residential and commercial sectors, resulting from more housing units and an improved economy that produces added heating and air conditioning loads. Growth in unit sales is reduced somewhat by the Company's conservation programs. The Company expects that its retail unit sales growth will average 1%-2% over the next five years.

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

Operating Revenues

    In 1994, operating revenues increased $7.5 million (1.7%) due to the higher cost of electricity purchased for resale, transmission and fuel ($2.6 million), a 2.6% increase in retail unit sales, greater recovery of base rate

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

revenues ($1.4 million) due to the recovery mechanism governing certain purchased power contracts, a higher level of lost base revenues related to conservation and load management (C&LM) programs ($951,000) and a slightly higher level ($137,000) of C&LM program costs. The recovery of lost base revenues through the operation of a Conservation Charge (CC) decimal is allowed by the Massachusetts Department of Public Utilities (DPU) to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. Revenues reflect reduced sales for resale to the New England Power Pool ($6.2 million) offset somewhat by a $3.5 million increase in sales to non-associate utilities. In total, wholesale revenues were $23.8 million, $26.5 million and $22.3 million in 1994, 1993 and 1992, respectively. Fluctuations in the level of wholesale electric sales have no impact on earnings.

    In 1993, operating revenues increased $21 million (5.1%) due primarily to the increase in the cost of electricity purchased for resale, transmission and fuel costs of $30.3 million (11.7%), a 7.5% increase in total unit sales and the recovery of approximately $2.3 million in lost base revenues related to C&LM programs. Partially offsetting these increases was a lower level ($7.6 million) of C&LM program costs.

    Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of electricity purchased for resale, transmission and C&LM costs and provide a fair return on capital invested in the business. However, as a result of the DPU approved recovery mechanism for capacity-related costs associated with certain purchased power contracts, the Company experiences a revenue excess or shortfall to the extent that unit sales and/or the costs recoverable in base rates vary from test-period levels. In 1994, 1993 and 1992, the Company realized an undercollection ($4 million, $5.1 million and $1.5 million, respectively) of these capacity-related costs due to this recovery mechanism. This method of recovery reduced net income by approxi-mately $2.5 million, $3.1 million and $900,000 in 1994, 1993 and 1992, respectively. For more information, refer to the "Cost Recovery" section filed under Item 1 of this report.

    Capacity costs that are not collected in base rates through the previously mentioned recovery mechanism are collected through the Fuel Charge decimal as approved by the DPU.

    Revenues also reflect the impact of the Company's Economic Development Rate which became effective in October 1991. Revenues were lower by $1.7 million, $1.5 million and $1.3 million in 1994, 1993 and 1992, respectively. These amounts represent the difference between what certain commercial and industrial customers would have paid prior to the availability of this rate. For additional information on this special rate, refer to the "Economic Development" section in Item 1 of this report.

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is an analysis of revenue components for the years 1994, 1993 and 1992:

                                          Years Ended December 31,
                                   1994             1993             1992
                                            (Dollars in Thousands)

                                           %                 %
                                         Change            Change
   Costs recovered in Fuel
     or Conservation Charges    $215 745   1.3   $210 717   12.4  $187 474
   Certain power and other costs
     recovered in base rates      53 116   2.6     51 749  (14.0)   60 188 (a)
   Other (b)                     145 315   2.7    141 555    1.4   139 579
   Total retail revenue          414 176   2.5    404 021    4.3   387 241
   Total wholesale revenue        23 774 (10.2)    26 463   18.9    22 252
   Total revenues               $437 950   1.7   $430 484    5.1  $409 493

    (a) Includes $8.6 million related to C&LM revenues
    (b) Includes other base rate and miscellaneous revenues.

    The percentage breakdown of retail revenues as shown in the table above is as follows:
                                    Percent of Retail Electric Revenue
                                          1994      1993     1992
Retail revenue components:
    Costs recovered in Fuel or
       Conservation Charges               52.1%     52.2%    48.4%
    Certain power and other costs
       recovered in base rates            12.8      12.8     15.5
    Base rates and other                  35.1      35.0     36.1
                                         100.0%    100.0%   100.0%

Electricity Purchased for Resale, Transmission and Fuel

    To satisfy demand requirements and provide required reserve capacity, the Company supplements its generating capacity by purchasing power on a long and short-term basis through capacity entitlements under power contracts with other New England and Canadian utilities and with independent power producers
(IPP) through a competitive bidding process that is regulated by the DPU.

    The cost of electricity purchased for resale, transmission and fuel used for electric generation per kilowatthour (KWH) sold was $.065, $.064 and $.062 for 1994, 1993 and 1992, respectively. These costs constitute 67% in both 1994 and 1993 and 63% in 1992 of electric operating revenues for the respec-tive years and reflect the impact of the Company's contractual obligations to purchase higher-cost power. These contracts, negotiated in the 1980s when the Company's customer base grew dramatically and forecasts predicted continued growth, persisted to drive costs up as additional "must run" capacity came on line displacing lower cost units as the economy slowed. In 1994, the Company continued to take aggressive action to deal with the escalating energy costs. (Refer to "Power Contract Negotiations" in Item 1 of this report).

    In 1994, the average cost reflects the moderating impact of the deferral of $16 million of costs associated with the Company's rate stabilization

<PAGE 17>

                         COMMONWEALTH ELECTRIC COMPANY

mechanism that was implemented on April 1, 1994 and is further discussed in the "Rate Stabilization Plan" section in Item 1 of this report. The cost per KWH would have been $.069 in 1994 were this mechanism not in effect.

    For 1994 and 1993, electricity purchased for resale, transmission and fuel costs increased $2.6 million (0.9%) and $30.3 million (11.7%), respectively, due to higher unit sales in both years, the increased cost of using cleaner burning but more expensive fuel oil (1% sulphur) at Canal Electric Company (Canal Electric) and the contractual obligations discussed above. In both years, there were additional power purchases from certain natural gas-fired IPP facilities and reduced generation from Canal Electric's units (for sales to non-associate utilities).

Other Operation

    In 1994, other operation decreased $2.4 million (3.3%) due to the savings resulting from the second quarter 1993 work force reduction ($1.5 million) and the absence of severance pay incurred in 1993 ($1.8 million). The 1993 work force reduction will result in future savings of more than $4 million annually in direct payroll costs. Also contributing to the decrease was a lower provi-sion for bad debts of $811,000 (25.6%) due to better collection experience and lower affiliate services company charges ($1.4 million). Offsetting these decreases, in part, was higher insurance and employee benefit costs of $924,000 and the impact of inflation on the cost of labor, materials and other services.

    Major factors contributing to the $14.9 million (17%) decrease in other operation in 1993 were: 1) a decrease of $7.6 million in recoverable C&LM costs (including a $5.2 million reduction in cash expenditures); 2) the absence of costs associated with the Company's Cannon Street generating station ($1.5 million) and the net savings of $1.1 million ($2.9 million in payroll savings less $1.8 million in severance costs) associated with the work force reduction; 3) a decrease in the provision for bad debts of $2 million (39.2%) due to better collection experience; 4) lower affiliate services company charges ($1 million); 5) the absence in 1993 of consulting fees ($900,000) associated with an independent management audit conducted in 1992; and 6) a decline in insurance and employee benefit costs $486,000.

    Included in other operation are certain costs, including amortization of prior period amounts, associated with C&LM programs which amounted to $4.3 million, $4.2 million and $11.8 million in 1994, 1993 and 1992, respectively.

    The total number of full-time employees declined 17.7% to 916 in 1994 from 1,113 employees at year-end 1991.

Maintenance

    Maintenance decreased $661,000 (6.2%) in 1994 primarily due to a reduction in computer-related charges, the absence of storm-related costs incurred in 1993 and a lower level of labor-related costs due to the work force reduction. These decreases were somewhat offset in 1994 by higher outside contractor charges for right-of-way brush and tree-trimming projects. For 1993, the reduction of $1.4 million (11.8%) was due to lower transmission and distribu-tion-related costs and, to a lesser extent, the closing of the Cannon Street facility.

<PAGE 18>

                         COMMONWEALTH ELECTRIC COMPANY

Depreciation and Taxes

    Depreciation expense in 1994 increased by $587,000 (3.9%) due to a higher level of depreciable property, plant and equipment. In 1993, this expense was virtually the same compared to 1992 due to the abandonment of the Cannon Street generating station offsetting the impact of additions during the period.

    Income tax expense for 1994 and 1993 increased due to the higher levels of pretax income. In addition, 1993 reflects an increase in the federal income tax rate to 35%, retroactive to January 1, 1993.

    The 1994 and 1993 increases in local property and other taxes reflect a combination of higher tax rates and/or assessments in certain cities and towns in the Company's service area, offset by the reduction in payroll-related taxes due to fewer employees.

Other Income

    In 1994, the substantial decrease in other income reflects the cost of a settlement dealing with the Company's energy conservation program ($2 million pretax), offset, somewhat, by accrued interest on the fuel charge stabili-zation deferral ($674,000) and the equity component of allowance for funds used during construction (AFUDC) of $325,000. There was no equity AFUDC in 1993.

    In 1993, the slight decrease in other income was due to the absence in 1993 of interest income from overpayment of Seabrook costs ($232,000) which were refunded to customers in 1992. This decrease was somewhat offset by an increase in interest income ($201,000) from loans to affiliated companies and a reduction in other income deductions ($117,000) that reflects a $75,000 reversal (in the third quarter of 1993) of a 1992 charge related to the Company's 2.5% interest in the Yankee Atomic Power Company.

Interest Charges

    For 1994, long-term interest charges increased $931,000 (7%) due to a full year of new debt ($65 million) issued in March 1993 (offset somewhat by the debt retirement of $21.8 million). Other interest charges declined by $1 million (59.6%) despite higher average rates on short-term borrowings (4.9% versus 3.4%) due to the significantly lower average level of borrowings ($6.4 million versus $16.1 million) resulting from a higher level of internally generated funds and the 1993 financing activity.

    In 1993, short-term interest charges decreased $2.5 million due to lower rates and a lower average level of borrowings. Short-term interest rates averaged 3.4% in 1993 compared to 4% in 1992. In addition, 1993 reflects the absence of interest paid to customers in 1992 ($232,000) relating to the overcollection of Seabrook costs. The decreases in short-term interest charges were nearly offset by increases in long-term charges of $2.4 million in 1993, reflecting the issuance of $65 million in new long-term debt in March 1993.

<PAGE 19>

                         COMMONWEALTH ELECTRIC COMPANY

Item 8.  Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed here-with on pages 20 through 39 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure

    None.

<PAGE 20>

                         COMMONWEALTH ELECTRIC COMPANY

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Commonwealth Electric Company:

    We have audited the accompanying balance sheets of COMMONWEALTH ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Electric Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended Decem-ber 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 4 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                        ARTHUR ANDERSEN LLP
                                                        Arthur Andersen LLP

Boston, Massachusetts
February 21, 1995

<PAGE 21>

                         COMMONWEALTH ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   PART II.


FINANCIAL STATEMENTS

    Balance Sheets at December 31, 1994 and 1993

    Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

    Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992

    Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and
    1992

    Notes to Financial Statements


                                   PART IV.


SCHEDULES

    I Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1994, 1993 and 1992

    II Valuation and Qualifying Accounts - Years Ended December 31, 1994, 1993 and 1992

SCHEDULES OMITTED

    All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.

<PAGE 22>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                                    ASSETS



                                                         1994        1993
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $496 166   $475 348
  Less - Accumulated depreciation                        143 877    133 349
                                                         352 289    341 999
  Add - Construction work in progress                      5 216      5 478
                                                         357 505    347 477


INVESTMENTS
  Equity in nuclear electric power company                   654        601
  Other                                                       14         14
                                                             668        615


CURRENT ASSETS
  Cash                                                     1 637      2 794
  Advances to affiliates                                     -        4 485
  Accounts receivable -
    Affiliates                                             3 713      2 413
    Customers, less reserves of $2,841,000 in 1994
      and $3,268,000 in 1993                              37 862     38 743
  Unbilled revenues                                        8 899      9 332
  Inventories, at average cost -
    Materials and supplies                                 4 152      4 658
    Electric production fuel oil                             149        202
  Prepaid property taxes                                   2 739      2 538
  Other                                                    1 731      1 927
                                                          60 882     67 092

DEFERRED CHARGES                                          57 831     34 619

                                                        $476 886   $449 803

<PAGE 23>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                        CAPITALIZATION AND LIABILITIES



                                                         1994        1993
                                                      (Dollars in Thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)             $ 51 099   $ 51 099
    Amounts paid in excess of par value                   97 112     97 112
    Retained earnings                                     15 350     15 118
                                                         163 561    163 329
  Long-term debt, less current
    sinking fund requirements                            157 817    158 858
                                                         321 378    322 187

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                 6 400        -
    Advances from affiliates                                 200        -
                                                           6 600        -

  Other Current Liabilities -
    Current sinking fund requirements                      1 053      1 053
    Accounts payable -
      Affiliates                                           7 716     10 088
      Other                                               31 911     22 044
    Accrued taxes -
      Local property and other                             3 721      3 017
      Income                                               8 049      2 337
    Accrued interest                                       3 966      4 027
    Other                                                  9 725      9 098
                                                          66 141     51 664
                                                          72 741     51 664

DEFERRED CREDITS
  Accumulated deferred income taxes                       42 074     39 396
  Unamortized investment tax credits                       7 994      8 430
  Other                                                   32 699     28 126
                                                          82 767     75 952
COMMITMENTS AND CONTINGENCIES
                                                        $476 886   $449 803







The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                         COMMONWEALTH ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                            1994         1993        1992
                                                (Dollars in Thousands)


ELECTRIC OPERATING REVENUES               $437 950     $430 484    $409 493

OPERATING EXPENSES
  Electricity purchased for resale
    and fuel                               287 632      284 980     254 316
  Transmission                               4 734        4 836       5 240
  Other operation                           70 581       72 962      87 898
  Maintenance                               10 053       10 714      12 143
  Depreciation                              15 619       15 032      15 012
  Taxes -
    Income                                   9 670        7 158       3 556
    Local property                           5 275        5 023       4 694
    Payroll and other                        2 735        3 066       3 046
                                           406 299      403 771     385 905

OPERATING INCOME                            31 651       26 713      23 588

OTHER INCOME (EXPENSE)
  Allowance for equity funds used
    during construction                        325          -           -
  Other, net                                (1 293)         249         253
                                              (968)         249         253

INCOME BEFORE INTEREST CHARGES              30 683       26 962      23 841

INTEREST CHARGES
  Long-term debt                            14 183       13 252      10 891
  Other interest charges                       703        1 738       4 248
  Allowance for borrowed funds used
    during construction                       (276)        (106)       (302)
                                            14 610       14 884      14 837

NET INCOME                                $ 16 073     $ 12 078    $  9 004












The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                         COMMONWEALTH ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                            1994         1993        1992
                                               (Dollars in Thousands)

Balance at beginning of year              $15 118      $14 882     $14 151

Add (Deduct):
  Net income                               16 073       12 078       9 004
  Cash dividends on common stock          (15 841)     (11 842)     (8 273)

Balance at end of year                    $15 350      $15 118     $14 882







































The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                         COMMONWEALTH ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                 1994       1993       1992
                                                    (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 16 073   $ 12 078   $  9 004
  Effects of noncash items -
    Depreciation and amortization               17 723     16 447     19 666
    Deferred income taxes                        8 672      4 407     (5 176)
    Investment tax credits                        (436)      (446)      (452)
    Allowance for equity funds used
      during construction                         (325)       -          -
  Change in working capital, exclusive of
      cash, advances to affiliates and
      interim financing -
    Accounts receivable and unbilled
      revenues                                      14      5 228      7 119
    Income taxes, net                            5 712      1 727     (3 705)
    Local property and other taxes, net            503        222        (25)
    Accounts payable and other                   8 816      8 935     (2 159)
  Fuel charge stabilization deferral           (15 964)       -          -
  Deferred postretirement benefit and
    pension costs                               (4 609)    (5 189)    (1 418)
  All other operating items                     (8 398)    (4 488)     8 923

Net cash provided by operating activities       27 781     38 921     31 777

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)             (22 865)   (18 631)   (20 821)
  Allowance for borrowed funds used
    during construction                           (276)      (106)      (302)
  Payment from (advances to) affiliates          4 485     (4 485)       -

Net cash used for investing activities         (18 656)   (23 222)   (21 123)

FINANCING ACTIVITIES
  Long-term debt issues                            -       65 000        -
  Sale of common stock to Parent                   -       35 000        -
  Payment of dividends                         (15 841)   (11 842)    (8 273)
  Proceeds from (payment of)
    short-term borrowings                        6 400    (67 275)     3 975
  Advances from (payment to) affiliates            200    (11 840)     2 290
  Long-term debt issues refunded                   -      (21 300)    (7 522)
  Retirement of long-term debt
    through sinking funds                       (1 041)    (1 155)      (631)

Net cash used for financing activities         (10 282)   (13 412)   (10 161)

Net increase (decrease) in cash                 (1 157)     2 287        493
Cash at beginning of period                      2 794        507         14
Cash at end of period                         $  1 637   $  2 794   $    507

The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                         COMMONWEALTH ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) Significant Accounting Policies

    (a) General and Regulatory

    Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system." The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regula-tory Commission (FERC) and the Massachusetts Department of Public Utilities
(DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several nonregu-lated companies.

    The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regulatory liabilities estab-lished by the Company are required to be refunded to its customers over time. The principal regulatory assets included in deferred charges at December 31, 1994 and 1993 were as follows:

                                                       1994         1993
                                                    (Dollars in Thousands)

    Fuel charge stabilization                        $16 638     $   -
    Postretirement benefit costs
      including pensions                              11 215       6 607
    Yankee Atomic unrecovered plant
      and decommissioning costs                       10 204       8 625
    Pilgrim nuclear plant litigation costs             7 001       7 358
    Cannon Street generating plant abandonment, net    4 400       4 391
    Conservation and load management                   3 659       3 611
    Other                                              1 049       1 361
      Total regulatory assets                        $54 166     $31 953

    Regulatory assets as a percent of total assets      11.4%        7.1%

    The principal regulatory liabilities, reflected in deferred credits - other and relating to income taxes, were $3.7 million and $4 million at December 31, 1994 and 1993, respectively.

    (b) Reclassifications

    Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases from Canal Electric Company (Canal), an affiliate wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In

<PAGE 28>

                         COMMONWEALTH ELECTRIC COMPANY

addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other system companies are subject to review by the DPU.

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:
                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in Thousands)

       1994            $34 256           $34 617              $21 508
       1993             40 537            36 702               20 881
       1992             46 844            37 691               22 992

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 2(b). The Company sold electricity to other affiliates, primarily station service for Canal, totaling $1,401,000, $2,973,000 and $2,733,000 in 1994, 1993 and 1992, respectively, and the
Company also purchased natural gas from an affiliate Commonwealth Gas Company, totaling $106,000 in 1992 (there were no purchases in 1994 and 1993).

    (d) Operating Revenues

    The Company is generally permitted to bill customers currently for fuel used in electric production, purchased power and transmission costs, and conservation and load management (C&LM) costs through adjustment clauses. Amounts recoverable under these clauses are subject to review and adjustment by the DPU. Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month. The Company collects a portion of capacity-related purchased power costs associat-ed with certain long-term power arrangements through base rates. The amount of such fuel and energy costs incurred but not yet reflected in customers' bills, which totaled $3,056,000 in 1993, is recorded as unbilled revenues. There were no unbilled amounts in 1994. The Company also has implemented a Fuel Charge (FC) rate settlement that stabilizes its quarterly FC rate for the years 1994 through 1997 by utilizing a cost deferral mechanism approved by the DPU. The deferral, which will ultimately be recovered in revenues beginning in 1998, is limited to $16 million annually (excluding carrying charges) and is further restricted to a maximum of $40 million during the settlement period.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were 3.31% in 1994 and 1993 and 3.39% in 1992.

    (f) Maintenance

    Expenditures for repairs of property and replacement and renewal of items

<PAGE 29>

                         COMMONWEALTH ELECTRIC COMPANY

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

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 10% in 1994, 4% in 1993 and 4.5% in 1992.

(2) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $141 million for the five-year period 1995 through 1999. Of that amount, $27.1 million is estimated for 1995. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

    (b) Long-Term Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. In addition, the Company pays its share of decom-missioning expense to nonaffiliated Boston Edison Company, the operator of the Pilgrim nuclear facility, as a cost of electricity purchased for resale.

<PAGE 30>

                         COMMONWEALTH ELECTRIC COMPANY

    The Company also has long-term contracts to purchase capacity from other generating facilities. Information relative to the Company's power contracts is as follows:

                         Range of
                         Contract
                        Expiration  Entitlement     1994      1993      1992
                          Dates       %     MW      Cost      Cost      Cost
                                                     (Dollars in Thousands)
    Type of Unit
    Cogenerating         2008-2017    (a) 261.6   $122 496  $ 99 620  $ 69 742
    Oil                  2002-2009    (b) 254.4     34 256    40 537    46 844
    Nuclear              2012-2026    (c) 105.9     76 092    77 280    75 207
    Waste-to-energy         2015     100   70.2     38 107    34 189    27 206
    Hydro                2008-2014   100   29.9      7 521     8 904    10 941
      Total                               722.0   $278 472  $260 530  $229 940

    (a) Includes contracts to purchase power from various cogenerating units with capacity entitlements ranging from 11.1% to 100%.
    (b) Includes entitlements in Canal Unit 1 (20%) and Canal Unit 2 (40%).
    (c) Includes entitlements in Seabrook 1 (2.8%) and Pilgrim (11%).

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying statements of income and are recoverable in revenues through either the Fuel Charge or in base rates.

    The estimated aggregate capacity obligations under the life-of-the-unit contracts, including the Canal and Seabrook 1 units, and from other long-term purchased power contracts, in effect for the five years subsequent to 1994 is as follows:
                                      Long-Term
                                      Purchased
                                        Power
                                (Dollars in Thousands)

                            1995       $267 183
                            1996        281 118
                            1997        296 183
                            1998        319 824
                            1999        319 288

    The Company successfully negotiated a restructured Power Sale Agreement
(PSA), effective January 1, 1995, with an independent power producer (IPP), that defers purchases for a maximum of six years and requires the facility to provide power on a dispatchable basis at the discretion of the Company. In addition, the Company terminated a PSA with another IPP, effective January 27, 1995, through a buyout arrangement, the cost of which will be recorded as a regulatory asset in 1995 pending final FERC approval.

    (c) Yankee Atomic Nuclear Power Plant

    In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decom-mission the Yankee Nuclear Power Station (the Plant). At December 31, 1994, the Company's 2.5% investment in Yankee Atomic was $654,000. The Company's

<PAGE 31>

                         COMMONWEALTH ELECTRIC COMPANY

estimated decommissioning costs include its unrecovered share of all costs associated with the shutdown of the Plant, recovery of its plant investment, and the decommissioning and closing of the Plant. The most recent cost estimate to permanently shut down the plant is approximately $408.2 million. The Company's share of this liability is $10.2 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the plant's decommissioning fund at December 31, 1994 is approximately $2.7 million.

    (d) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construc-tion schedules of major facilities.

(3) Income Taxes

    For financial reporting purposes, the Company provides federal and state income taxes on a separate-return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1994, 1993 and 1992.

                                            1994       1993       1992
                                              (Dollars in Thousands)
    Federal
      Current                             $ 1 133    $ 2 627    $   (15)
      Deferred                              7 242      3 705     (4 548)
      Investment tax credits                 (437)      (446)      (452)
                                            7 938      5 886     (5 015)
    State
      Current                                 302        570        (34)
      Deferred                              1 315        749        348
                                            1 617      1 319        314
                                            9 555      7 205     (4 701)
    Amortization of regulatory liability
      relating to deferred income taxes       115        (47)      (976)
                                          $ 9 670    $ 7 158    $(5 677)
    Federal and state income taxes
      charged to:
        Operating expense                 $ 9 670    $ 7 158    $ 3 556
        Other expense                         -          -       (9 233)
                                          $ 9 670    $ 7 158    $(5 677)

    Effective January 1, 1992, the Company adopted the provisions of Statement

<PAGE 32>

                         COMMONWEALTH ELECTRIC COMPANY

of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1994 and
1993:
                                             1994          1993
                                           (Dollars in Thousands)
    Liabilities
      Property-related                     $47 233       $44 837
      Fuel charge stabilization              6 526           -
      Litigation costs                       2 746         2 886
      Postretirement benefits plan           2 857         2 222
      All other                              1 702         1 918
                                            61 064        51 863
    Assets
      Investment tax credit                  5 159         5 441
      Pension plan                           1 496         1 384
      Uncollectible accounts                 1 118         1 282
      All other                              3 118         2 463
                                            10 891        10 570
    Accumulated deferred income taxes,net  $50 173       $41 293

    The net year-end deferred income tax liability above includes current deferred tax liabilities of $8,099,000 and $1,897,000 in 1994 and 1993, respectively, which are included in accrued income taxes in the accompanying balance sheets.

    The total income tax provision set forth above represents 38% in 1994, 37% in 1993 and (171)% in 1992 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1994     1993     1992
                                                      (Dollars in Thousands)
    Federal statutory rate                              35%      35%      34%

    Federal income tax expense at statutory levels  $9,010   $6,733   $1,131
    Increase (Decrease) from statutory levels:
      Amortization of regulatory liability
        relating to deferred income taxes              -        -     (5 768)
      State tax, net of federal tax benefit          1,051      858      228
      Tax versus book depreciation                     109      117      111
      Amortization of investment tax credits          (436)    (446)    (452)
      Reversals of capitalized expenses                (67)     (68)     -
      Amortization of excess deferred reserves         115      (47)    (920)
      Equity AFUDC                                    (114)     -        -
      Other                                              2       11       (7)
                                                    $9,670   $7,158  $(5,677)

      Effective federal income tax rate                 38%      37%    (171)%

<PAGE 33>

                         COMMONWEALTH ELECTRIC COMPANY

    On April 22, 1992, the DPU approved a settlement agreement among the Company, the Attorney General of Massachusetts and a consumer group, which resulted in the issuance of an accounting order authorizing the Company's retention of $5.7 million in excess deferred taxes subject to obtaining a favorable ruling from the Internal Revenue Service which was received on November 30, 1992.

    In accordance with the above settlement agreement, the Company wrote off in 1992 storm damage costs of $9.2 million ($5.7 million net of tax). The balance of the excess reserves was removed from the deferred tax reserve account and, after adjustment to its pretax amount as required by SFAS 109, was credited to a liability account. The excess reserves/regulatory liability that the Company would retain pursuant to the settlement agreement was also removed from this liability account and credited to other income, together with the related income taxes. These amounts were classified as income tax expense and were used in the reconciliation of the income tax rate.

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

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1994       1993       1992
                                                    (Dollars in Thousands)

    Service cost                               $  3 196   $  2 630   $  2 728
    Interest cost                                 9 793      9 283      8 506
    Return on plan assets - (gain)/loss           2 043    (16 412)   (10 992)
    Net amortization and deferral               (10 046)     9 130      4 235
    Total pension expense                         4 986      4 631      4 477
    Transfers to affiliated companies, net           74       (465)      (609)
    Less: Amounts capitalized and deferred        1 921      1 379      2 127
    Net pension expense                        $  3 139   $  2 787   $  1 741

    Discount rate                                7.25%      8.50%      8.50%
    Assumed rate of return                       8.50       8.50       8.50
    Rate of increase in future compensation      4.50       5.50       5.50

    Pension expense reflects the use of the projected unit credit method, which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is allowed currently in base rates, and pension expense, recognized pursuant to Statement of

<PAGE 34>

                         COMMONWEALTH ELECTRIC COMPANY

Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:
                                                   1994           1993
                                                  (Dollars in Thousands)
    Accumulated benefit obligation:
        Vested                                  $ (91 450)     $ (95 433)
        Nonvested                                 (10 490)       (13 030)
                                                $(101 940)     $(108 463)

    Projected benefit obligation                $(125 534)     $(131 066)
    Plan assets at fair market value              114 876        120 685
    Projected benefit obligation
        greater than plan assets                  (10 658)       (10 381)
    Unamortized transition obligation               4 503          5 146
    Unrecognized prior service cost                 6 283          5 520
    Unrecognized gain                              (6 086)        (5 095)
    Accrued pension liability                   $  (5 958)     $  (4 810)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1994           1993

    Discount rate                                  8.50%          7.25%
    Rate of increase in future compensation        5.00           4.50

    Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

    (b) Other Postretirement Benefits

    Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more, provided, however, that such service was performed for the Company or another subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those nonbargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits.

    Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postre-tirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires the accrual of the expected cost of such benefits during the employ-ees' years of service and the recognition of an actuarially determined postre-tirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postre-tirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $48.3 million, which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life

<PAGE 35>

                         COMMONWEALTH ELECTRIC COMPANY

insurance benefits totaled $1,915,000 during 1992.

    In 1993, the Company began making contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also makes contributions to a sub-account of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $6,677,000 and $5,964,000 to these trusts during 1994 and 1993, respectively.

    The net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 include the following components and related assumptions:

                                                          1994      1993
                                                      (Dollars in Thousands)

    Service cost                                         $1 127    $1 093
    Interest cost                                         3 799     4 103
    Return on plan assets                                   (95)     (292)
    Amortization of transition obligation
       over 20 years                                      2 417     2 417
    Net amortization and deferral                          (547)        3
       Total postretirement benefit cost                  6 701     7 324
    Transfer from affiliated companies, net                (465)     (316)
    Less: Amounts capitalized and deferred                4 268     5 144
       Net postretirement benefit cost                   $1 968    $1 864

    Discount rate                                          7.25%     8.50%
    Assumed rate of return                                 8.50      8.50
    Rate of increase in future compensation                4.50      4.50

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1994 and 1993 is as follows:

                                                      1994        1993
                                                   (Dollars in Thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $(27 808)   $ (27 520)
      Fully eligible active plan participants         (3 681)      (3 756)
      Other active plan participants                 (19 598)     (19 277)
                                                     (51 087)     (50 553)
    Plan assets at fair market value                   9 797        5 308
    Accumulated postretirement benefit obligation
       greater than plan assets                      (41 290)     (45 245)
    Unamortized transition obligation                 43 500       45 917
    Unrecognized gain                                 (2 210)        (672)
                                                    $    -      $     -

<PAGE 36>

                         COMMONWEALTH ELECTRIC COMPANY

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                       1994       1993

    Discount rate                                      8.50%      7.25%
    Rate of increase in future compensation            5.00       4.50

    In determining its estimated APBO and the funded status of the plan for 1994 and 1993, the Company assumed health care trend rates as follows:

                                                       1994       1993

    Medicare Part B premiums                          12.3%      14.9%
    Medical care                                       8.5        9.0
    Dental care                                        5.0        5.0

    The above rates, with the exception of the dental rate, which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $769,000 impact on the Company's annual expense (interest component - $503,000; service cost - $266,000) and would change the transition obligation by approximately $6.6 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefit expense in future years.

    The DPU's policy on postretirement benefits is to allow in rates the maximum tax deductible contributions made to trusts that have been established specifically to pay postretirement benefits. The Company intends to seek regulatory approval to recover these costs and, while the outcome cannot be predicted, it is likely that the DPU will authorize similar rate treatment as was provided to Cambridge Electric and other Massachusetts electric and gas companies. A deferral representing the difference between what is being collected in rates and the SFAS No. 106 accrual amounted to approximately $7.3 million in 1994 and $4.1 million in 1993.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $1,746,000 in 1994, $1,700,000 in 1993 and $1,808,000 in 1992.

(5) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1994, system companies had $90 million of committed lines that will expire at varying intervals in 1995. These lines are normally renewed upon expiration and

<PAGE 37>

                         COMMONWEALTH ELECTRIC COMPANY

require annual fees of up to .1875% of the individual line. At December 31, 1994, the uncommitted lines of credit totaled $90 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 4.9% and 3.4% in 1994 and 1993, respectively. Notes payable to banks totaled $6.4 million at December 31, 1994. The Company had no notes payable to banks at December 31, 1993.

    (b) Advances from Affiliates

    Notes payable to the System totaled $200,000 at December 31, 1994. The Company had no notes payable to the System at December 31, 1993. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 7.3% and 6% in 1994 and 1993, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 4.3% and 3.2% in 1994 and 1993, respective-ly. The Company had no notes payable to the Pool at December 31, 1994 and had $4,485,000 invested in the Pool at December 31, 1993.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1994       1993
                                                  (Dollars in Thousands)

   15-Year Term Loan, 9.30%, due 2002         $30 000    $30 000    $30 000
   25-Year Term Loan, 9.37%, due 2012          20 000     17 895     18 947
   10-Year Notes, 7.43%, due 2003              15 000     15 000     15 000
   15-Year Notes, 9.50%, due 2004              15 000     15 000     15 000
   15-Year Notes, 7.70%, due 2008              10 000     10 000     10 000
   18-Year Notes, 9.55%, due 2007              10 000     10 000     10 000
   20-Year Notes, 7.98%, due 2013              25 000     25 000     25 000
   25-Year Notes, 9.53%, due 2014              10 000     10 000     10 000
   30-Year Notes, 9.60%, due 2019              10 000     10 000     10 000
   30-Year Notes, 8.47%, due 2023              15 000     15 000     15 000
                                                        $157 895   $158 947

    The Company, under favorable conditions, may purchase its outstanding notes in advance; however, an early payment premium may be incurred. Certain of these agreements require the Company to make periodic sinking fund payments

<PAGE 38>

                         COMMONWEALTH ELECTRIC COMPANY

for retirement of outstanding long-term debt. The required sinking fund payments for the five years subsequent to December 31, 1994 are as follows:

                     Year        Sinking Funds
                            (Dollars in Thousands)

                     1995           $1 053
                     1996            3 553
                     1997            3 553
                     1998            3 553
                     1999            3 553

    (d) Disclosures about Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing balance sheets as of December 31, 1994 and 1993 are as follows:

                                1994                        1993
                                     (Dollars in Thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt     $158 870      $157 762     $159 911      $184 180

    The carrying amount of cash, notes payable to banks and advances to/from affiliates approximates the fair value because of the short maturity of these financial instruments.

    The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(6) Dividend Restriction

    At December 31, 1994, approximately $10,659,000 of retained earnings was restricted against the payment of cash dividends by terms of term loans and note agreements securing long-term debt.

(7) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

<PAGE 39>

                         COMMONWEALTH ELECTRIC COMPANY

    Future minimum lease payments, by period and in the aggregate, of noncanc-elable operating leases consisted of the following at December 31, 1994:

                                                    Operating Leases
                                                  (Dollars in Thousands)

                  1995                                   $ 2 809
                  1996                                     2 117
                  1997                                       842
                  1998                                       388
                  1999                                       261
                  Beyond 1999                              1 036
                  Total future minimum lease payments    $ 7 453

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,491,000 in 1994 and 1993 and $3,669,000 in 1992.
There were no contingent rentals and no sublease rentals for the years 1994, 1993 and 1992.

(8) Supplemental Disclosures of Cash Flow Information

    The Company's supplemental information concerning cash flow activities is as follows:

                                                  1994      1993      1992
                                                   (Dollars in Thousands)
    Cash paid during the periods for:
        Interest (net of capitalized amounts)   $ 13 908  $ 13 074  $ 14 084
        Income taxes                               2 301     2 438     1 491

<PAGE 40>

                         COMMONWEALTH ELECTRIC COMPANY
                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 21).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1992, 1993 and 1994 (page 51).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1994, 1993 and 1992 (page 52).

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

    c. The following is a glossary of Commonwealth Energy System and subsid-iary companies' acronyms that are used throughout the following
        Exhibit Index:

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

<PAGE 41>

                         COMMONWEALTH ELECTRIC COMPANY

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

<PAGE 42>

                         COMMONWEALTH ELECTRIC COMPANY

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

<PAGE 43>

                         COMMONWEALTH ELECTRIC COMPANY

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

10.1.13.2 Amendment to 10.1.13 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or the Company owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

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

<PAGE 44>

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

10.1.17 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.18    Power Purchase Agreement between Corporation Investments, Inc.
           (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

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

<PAGE 45>

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

<PAGE 46>

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

<PAGE 47>

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

<PAGE 48>

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

10.1.40.4 Amendment to 10.1.40.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.41 Power Sale Agreement by and between CE (buyer) and Pepperell Power Associates Limited Partnership (seller) of all electricity pro-duced from a 38 KW generating unit, dated April 13, 1987 (Exhibit 3 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.42 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to the CE Form 10-Q (Septem-ber 1991), File No. 2-7749).

10.1.42.1 First Amendment, dated November 24, 1992, to Exchange of Power Agreement between Montaup Electric Company and the Company dated January 17, 1991 (Exhibit 1 to the CE Form 10-Q (March 1993), File No. 2-7749).

10.1.43 System Power Exchange Agreement by and between CE and New England Power Company dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q March 1992), File No. 2-7749).

<PAGE 49>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.43.1 First Amendment, dated September 8, 1992, to 10.1.43, dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q (Sept. 1992), File No. 2-7749).

10.1.43.2 Second Amendment, dated March 2, 1993, to System Power Exchange Agreement by and between the Company and New England Power Company dated January 16, 1992 (Exhibit 2 to the CE Form 10-Q (March
           1993), File No. 2-7749).

10.1.44 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between CE (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June
           1992), File No. 2-7749).

10.1.45 Power Purchase Agreement by and between Masspower (seller) and the Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.46 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and the Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogen-eration facility, dated February 20, 1992 (Exhibit 2 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.46.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., CEL, the Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

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

10.2.2.1 First Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective October 1, 1994. (Exhibit 1 to CES Form S-8 (January 1995), File No. 1-7316).

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

<PAGE 50>

                         COMMONWEALTH ELECTRIC COMPANY

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

10.2.3.6 Twenty-fourth Amendment to 10.2.3 as amended March 1, 1988 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.7 Twenty-fifth Amendment to 10.2.3. as amended to May 1, 1988 (Ex-hibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.3.8 Twenty-sixth Agreement to 10.2.3 as amended March 15, 1989 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Agreement to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-eighth Agreement to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-
           7316).

10.2.3.11 Twenty-ninth Agreement to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

Exhibit 27. Financial Data Schedule

           Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1994.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1994.

<PAGE 51>

                                                               SCHEDULE I

                         COMMONWEALTH ELECTRIC COMPANY
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                             FROM RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                            (Dollars in Thousands)

Name of Issuer and
Description of Investment

Common Stock - Yankee Atomic Electric Company

Balance, December 31, 1991

    Number of Shares:  3 835

    Amount                                                $526

          1992
Add: Equity in Earnings                                     75

Less: Dividends Received                                    -

Balance, December 31, 1992                                 601


          1993
Add: Equity in Earnings                                     -

Less: Dividends Received                                    -

Balance, December 31, 1993                                 601


          1994
Add: Equity in Earnings                                     53

Less: Dividends Received                                    -

Balance, December 31, 1994                                $654


There were no changes in the number of shares held during the years 1992, 1993 or 1994.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 2(c) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

<PAGE 52>

SCHEDULE II

                         COMMONWEALTH ELECTRIC COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

                            (Dollars in Thousands)





                                        Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts             Year Ended December 31, 1994

                      $3 268      $2 362       $641         $3 430      $2 841


                                Year Ended December 31, 1993

                      $3 131      $3 173       $783         $3 819      $3 268


                                Year Ended December 31, 1992

                      $2 653      $5 216       $854         $5 592      $3 131

<PAGE 53>

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1994

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

Principal Executive Officers:

WILLIAM G. POIST                            March 29, 1995
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                March 29, 1995
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                            March 29, 1995
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                              March 29, 1995
John A. Whalen,
Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                            March 29, 1995
William G. Poist, Director

R. D. WRIGHT                                March 29, 1995
Russell D. Wright, Director

JAMES D. RAPPOLI                            March 29, 1995
James D. Rappoli, Director