Form 10-Q
period 1995-03-31
COMMONWEALTH ELECTRIC CO
filed 1995-05-15
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.     YES [ X ]  NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                   May 1, 1995

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)

                                                   March 31,     December 31,
                                                     1995            1994
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $500 472       $496 166
  Less - Accumulated depreciation                    147 402        143 877
                                                     353 070        352 289
  Add - Construction work in progress                  7 690          5 216
                                                     360 760        357 505

INVESTMENTS
  Equity in nuclear electric power company               602            654
  Other                                                   14             14
                                                         616            668

CURRENT ASSETS
  Cash                                                 1 313          1 637
  Accounts receivable -
    Affiliates                                         3 937          3 713
    Customers                                         40 556         37 862
  Unbilled revenues                                    7 967          8 899
  Prepaid property taxes                               1 369          2 739
  Inventories and other                                5 989          6 032
                                                      61 131         60 882

DEFERRED CHARGES                                      81 871         57 831

                                                    $504 378       $476 886

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   March 31,     December 31,
                                                     1995            1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51 099       $ 51 099
    Amounts paid in excess of par value               97 112         97 112
    Retained earnings                                 16 214         15 350
                                                     164 425        163 561
  Long-term debt, less current sinking
    fund requirements                                156 767        157 817
                                                     321 192        321 378

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                               -            6 400
    Advances from affiliates                          15 905            200
                                                      15 905          6 600

    Current sinking fund requirements                  1 053          1 053
    Accounts payable -
      Affiliates                                       8 315          7 716
      Other                                           26 177         31 911
    Accrued taxes -
      Local property and other                         2 623          3 721
      Income                                           9 993          8 049
    Other                                             37 647         13 691
                                                      85 808         66 141
                                                     101 713         72 741

DEFERRED CREDITS
  Accumulated deferred income taxes                   42 587         42 074
  Unamortized investment tax credits                   7 885          7 994
  Other                                               31 001         32 699
                                                      81 473         82 767

COMMITMENTS AND CONTINGENCIES

                                                    $504 378       $476 886

                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)



                                                      1995           1994
                                                    (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                         $113 208       $118 490

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                             77 963         80 775
  Other operation and maintenance                     19 625         20 000
  Depreciation                                         4 102          4 014
  Taxes -
    Income                                             2 664          3 010
    Local property                                     1 382          1 284
    Payroll and other                                  1 010            992
                                                     106 746        110 075

OPERATING INCOME                                       6 462          8 415

OTHER INCOME                                           1 660             87

INCOME BEFORE INTEREST CHARGES                         8 122          8 502

INTEREST CHARGES
  Long-term debt                                       3 521          3 546
  Other interest charges                                 375            110
  Allowance for borrowed funds
    used during construction                            (113)           (65)
                                                       3 783          3 591

NET INCOME                                             4 339          4 911

RETAINED EARNINGS -
  Beginning of period                                 15 350         15 118
  Dividends on common stock                           (3 475)        (3 270)

RETAINED EARNINGS -
  End of period                                     $ 16 214       $ 16 759




                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                        1995           1994
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                          $ 4 339       $  4 911
  Effects of noncash items -
    Depreciation and amortization                       4 413          4 561
    Deferred income taxes and investment
      tax credits, net                                   (464)          (139)
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing       (6 406)        (1 517)
  All other operating items                              (116)        (1 238)

Net cash provided by operating activities               1 766          6 578

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (6 757)        (4 016)
  Allowance for borrowed funds used during
    construction                                         (113)           (65)
  Payment from affiliates                                 -            1 400

Net cash used for investing activities                 (6 870)        (2 681)

FINANCING ACTIVITIES
  Payment of short-term borrowings                     (6 400)           -
  Proceeds from affiliates                             15 705            -
  Sinking funds payments                               (1 050)        (1 050)
  Payment of dividends                                 (3 475)        (3 270)

Net cash provided by (used for) financing activities    4 780         (4 320)

Net decrease in cash                                     (324)          (423)
Cash at beginning of period                             1 637          2 794

Cash at end of period                                 $ 1 313       $  2 371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $ 5 009       $  4 862
    Income taxes                                      $   315       $    900

                            See accompanying notes.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

        Commonwealth Electric Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system."

        The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regula-tory liabilities established by the Company are required to be refunded to its customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that the adoption of SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges were as follows:

                                                    March 31,    December 31,
                                                      1995           1994
                                                     (Dollars in Thousands)

        Purchased power contract buy-out             $25 500       $   -
        Fuel charge stabilization                     14 054        16 638
        Postretirement benefit costs
          including pensions                          12 583        11 215
        Yankee Atomic unrecovered plant
          and decommissioning costs                    9 885        10 204
        Pilgrim nuclear plant litigation costs         6 912         7 001
        Cannon Street generating plant
          abandonment, net                             4 400         4 400
        Conservation and load management               3 577         3 659
        Other                                            971         1 049
          Total regulatory assets                    $77 882       $54 166

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

        The principal regulatory liabilities, reflected in deferred credits - other and relating to income taxes, were $3.7 million at both March 31, 1995 and December 31, 1994.

        Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended March 31, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.

(2) Commitments and Contingencies

        (a) Construction and Financing Programs

        The Company is engaged in a continuous construction program presently estimated at $141 million for the five-year period 1995 through 1999. Of that amount, $27.1 million is estimated for 1995. As of March 31, 1995, the Company's construction expenditures amounted to approximately $6.9 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

        The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environ-mental regulations.

        (b) Power Contract Buy-out

        The Company terminated a Power Sale Agreement (PSA) with Pepperell Power Associates Limited Partnership (38 MW), effective January 27, 1995, through a buy-out arrangement that was approved by the FERC and the DPU. On April 11, 1995, the Company paid $25.5 million to Prudential Insurance Company of America and will recover this cost with carrying charges over a seven-year period beginning in April 1995.

        (c) Decommissioning of Yankee Atomic Nuclear Power Plant

        In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation of its plant and decommission the Yankee Nuclear Power Station (the

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

    plant). The Company's 2.5% investment in Yankee Atomic is approximately $602,000. The most recent cost estimate to permanently shut down the plant is approximately $396 million. The Company's share of this liabili-ty is $9.9 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1995 and 1994 is shown below:

                                                     Three Months Ended
                                                          March 31,
                                                         1995 and 1994
                                                     Increase (Decrease)
                                                    (Dollars in Thousands)

Electric Operating Revenues                          $(5 282)    (4.5)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel                             (2 812)    (3.5)
  Other operation and maintenance                       (375)    (1.9)
  Depreciation                                            88      2.2
  Taxes -
    Federal and state income                            (346)   (11.5)
    Local property and other                             116      5.1
                                                      (3 329)    (3.0)

Operating Income                                      (1 953)   (23.2)

Other Income                                           1 573  1 808.0

Income Before Interest Charges                          (380)    (4.5)

Interest Charges                                         192      5.3

Net Income                                           $  (572)   (11.6)

Retail Unit Sales MWH Decrease                       (52 356)    (6.0)


    The following is a summary of unit sales for the periods indicated:

                                                  Unit Sales (MWH)
        Three Months Ended           Total        Retail       Wholesale

          March 31, 1995             1 086 851    813 534      273 317
          March 31, 1994             1 254 373    865 889      388 484

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the first quarter of 1995 decreased by $5.3 million (4.5%) from the corresponding period in 1994 due primarily to a 6% decline in retail unit sales (including a 9.7% decrease in residential unit sales) and nearly 30% lower wholesale unit sales that reflected reduced demand for power resulting from extremely mild weather as compared to the record cold experienced during the first quarter of 1994. The Company's residential customer class provides approximately 50% of its total retail sales and approximately 12% of those customers rely on electricity for space heating.

    Also included in revenues were wholesale sales to the New England Power Pool (NEPOOL) and to non-associate utilities of $5.2 million, a $2.3 million decrease from the first quarter last year reflecting the changing capacity needs of non-affiliated utilities and NEPOOL. Fluctuations in the level of wholesale electric sales have no impact on net income.

    The Company has received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues current costs associated with conservation and load management (C&LM) programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues.

    The current quarter also includes reduced power purchases due to a combination of both scheduled and unscheduled maintenance at affiliate Canal Electric Company's Unit 1 and a decline in power purchased from an independent power producer (IPP) reflecting the restructuring of a power contract that defers purchases for a six-year period. In January 1995, the Company termi-nated a long-term power contract with another IPP through a buy-out arrange-ment which will reduce future power costs. In addition, the current three-month period reflects additional power purchases from several other higher-cost non-utility generators offset somewhat by reduced generation from Canal's Unit 2 and lower Seabrook 1 costs.

    Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-approved recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, the Company experiences a revenue excess or shortfall to the extent that unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which can have a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 whereby the Company will be allowed to defer for future recovery the capacity-related costs in excess of such costs currently included in the Company's retail base rates. (Refer to the "Rate Settlement Agreement" section for additional details.)

Other Operation and Maintenance

    Other operation and maintenance declined by $375,000 (1.9%) due to lower C&LM program costs of $463,000, a decline in affiliated services company charges ($161,000) and continued savings from consolidated management func-tions and other on-going cost containment measures. These decreases were

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

somewhat offset by a higher level of transmission and distribution-related maintenance costs ($249,000) and an increase in insurance and employee benefit costs ($286,000).

Depreciation and Taxes

    Depreciation expense increased slightly due to a higher level of depre-ciable property, plant and equipment. The $346,000 decrease in federal and state income taxes was due to a lower level of pretax income. Local property and other taxes increased $116,000 (5.1%) primarily reflecting higher tax rates and assessments in the Company's service area and, to a lesser extent, slightly higher payroll taxes.

Other Income and Interest Charges

    Other income increased by $1.6 million during the current three-month period due primarily to the partial reversal of a reserve that had been established by the Company in December 1994 related to a settlement negotiated with an outside party for certain costs associated with the Company's C&LM programs ($1.4 million), the recovery of which has since been approved by the DPU. Also contributing to the increase was the accrued interest on the fuel charge stabilization deferral ($390,000).

    Total interest charges increased $192,000 (7.2%) for the current three-month period reflecting an increase of $265,000 in interest on short-term borrowings which were not required in the first quarter of 1994.

Rate Settlement Agreement

    On May 3, 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts. This joint petition included the resolution of issues related to cost of service, rates, account-ing matters and generating unit performance reviews. The Company's settlement:

    (1) implements a $2.7 million annual retail base rate decrease effective May 1, 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 to be refunded to the Company by Canal Electric Company. Further, the Company is prevented from increasing retail base rates until October 1998;

    (2) limits the Company's return on equity, as defined in the settlement, for the period through December 31, 1997;

    (3) terminates several 1987-1994 generating unit performance review proceedings pending before the DPU;

    (4) amends the Company's current fuel charge stabilization mechanism to include deferral (without carrying charges) of certain long-term purchased power and transmission capacity costs up to the original limits established for the fuel charge stabilization deferral;

    (5) requires the Company to fully expense costs relating to postretire-ment benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 (FAS 106) and amortize the current deferred balance of $7.6 million over a ten-year period;

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

    (6) provides eligible Economic Development Rate customers with a discount of up to 30% but also requires these customers to provide the Company with a five-year notice if they intend to self-generate or acquire electricity from another provider; and

    (7) prohibits the Company from seeking recovery of the costs incurred in realizing costs savings through a 1993 work force reduction and restructuring, totaling approximately $3 million.

    The Company's management is encouraged by the support provided through the Office of the Attorney General and believes that this settlement will eliminate the need for potentially costly litigation and regulatory proceed-ings and, by moderating rate impacts and enabling the Company to remain competitive in a changing environment, is in the best interest of the Company and its customers.

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            The Company is subject to legal claims and matters arising from its course of business, including its participation in power contract arbitrations involving the termination of a power purchase agreement with Eastern Energy Corporation as discussed more fully in the Company's 1994 Form 10-K.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1995.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1995.

<PAGE 14>

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


Date:  May 15, 1995