Form 10-Q
period 1995-06-30
COMMONWEALTH ELECTRIC CO
filed 1995-08-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 August 1, 1995

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1995           1994
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $505 495       $496 166
  Less - Accumulated depreciation                    150 732        143 877
                                                     354 763        352 289
  Add - Construction work in progress                  8 270          5 216
                                                     363 033        357 505

INVESTMENTS
  Equity in nuclear electric power company               616            654
  Other                                                   14             14
                                                         630            668

CURRENT ASSETS
  Cash                                                   967          1 637
  Accounts receivable -
    Affiliates                                         3 304          3 713
    Customers                                         37 441         37 862
  Unbilled revenues                                    5 528          8 899
  Prepaid property taxes                                 -            2 739
  Inventories and other                                6 071          6 032
                                                      53 311         60 882

DEFERRED CHARGES                                      90 006         57 831

                                                    $506 980       $476 886

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   June 30,      December 31,
                                                     1995            1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51 099       $ 51 099
    Amounts paid in excess of par value               97 112         97 112
    Retained earnings                                 14 773         15 350
                                                     162 984        163 561
  Long-term debt, less current sinking
    fund requirements                                156 770        157 817
                                                     319 754        321 378

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             7 900          6 400
    Advances from affiliates                          30 010            200
                                                      37 910          6 600

  Other Current Liabilities -
    Current sinking fund requirements                  1 053          1 053
    Accounts payable -
      Affiliates                                       6 849          7 716
      Other                                           27 804         31 911
    Accrued taxes -
      Local property and other                           304          3 721
      Income                                          13 233          8 049
    Other                                             12 481         13 691
                                                      61 724         66 141
                                                      99 634         72 741

DEFERRED CREDITS
  Accumulated deferred income taxes                   43 101         42 074
  Unamortized investment tax credits                   7 778          7 994
  Other                                               36 713         32 699
                                                      87 592         82 767

COMMITMENTS AND CONTINGENCIES

                                                    $506 980       $476 886



                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                   Three Months Ended       Six Months Ended
                                     1995      1994          1995       1994
                                           (Dollars in Thousands)

ELECTRIC OPERATING REVENUES        $ 97 226   $ 98 244    $210 434   $216 734

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    62 969     64 267     140 932    145 042
  Other operation and maintenance    20 372     21 795      39 997     41 795
  Depreciation                        4 103      3 984       8 205      7 998
  Taxes -
    Income                            1 701      1 011       4 365      4 021
    Local property                    1 382      1 240       2 764      2 524
    Payroll and other                   630        636       1 640      1 628
                                     91 157     92 933     197 903    203 008

OPERATING INCOME                      6 069      5 311      12 531     13 726

OTHER INCOME                          1 122        208       2 782        295

INCOME BEFORE INTEREST CHARGES        7 191      5 519      15 313     14 021

INTEREST CHARGES
  Long-term debt                      3 520      3 544       7 041      7 090
  Other interest charges                943        115       1 318        225
  Allowance for borrowed funds
    used during construction           (123)       (88)       (236)      (153)
                                      4 340      3 571       8 123      7 162

NET INCOME                            2 851      1 948       7 190      6 859

RETAINED EARNINGS -
  Beginning of period                16 214     16 759      15 350     15 118
  Dividends on common stock          (4 292)    (3 884)     (7 767)    (7 154)

  End of period                    $ 14 773   $ 14 823    $ 14 773   $ 14 823










                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                        1995         1994
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                          $  7 190     $  6 859
  Effects of noncash items -
    Depreciation and amortization                        9 597        9 481
    Deferred income taxes and investment
      tax credits, net                                   3 221         (350)
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing         2 484       18 384
  Buy-out of power contract                            (25 500)         -
  Fuel charge stabilization deferral                    (6 865)     (11 087)
  All other operating items                               (599)      (6 061)

Net cash (used for) provided by operating activities   (10 472)      17 226

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (12 458)      (9 387)
  Allowance for borrowed funds used during
    construction                                          (236)        (153)
  Payment from affiliates                                  -           (810)

Net cash used for investing activities                 (12 694)     (10 350)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                    1 500          -
  Proceeds from affiliates                              29 810          -
  Payment of dividends                                  (7 767)      (7 154)
  Sinking funds payments                                (1 047)      (1 047)

Net cash provided by (used for) financing activities    22 496       (8 201)

Net decrease in cash                                      (670)      (1 325)
Cash at beginning of period                              1 637        2 794

Cash at end of period                                 $    967     $  1 469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)             $  7 792     $  6 942
    Income taxes                                      $ (1 287)    $   (821)





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

        The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regula-tory liabilities established by the Company are required to be refunded to its customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that the adoption of SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges were as follows:

                                                    June 30,     December 31,
                                                      1995           1994
                                                     (Dollars in Thousands)

        Purchased power contract buy-out             $25 539       $   -
        Fuel charge stabilization                     23 503        16 638
        Postretirement benefit costs
          including pensions                          12 529        11 215
        Yankee Atomic unrecovered plant
          and decommissioning costs                    8 982        10 204
        Pilgrim nuclear plant litigation costs         6 822         7 001
        Cannon Street generating plant
          abandonment, net                             4 400         4 400
        Conservation and load management costs         3 307         3 659
        Other                                            893         1 049
          Total regulatory assets                    $85 975       $54 166

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities included in deferred credits - other, principally related to taxes, amounted to $11.7 million and $3.7 million at June 30, 1995 and December 31, 1994, respectively.

        Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended June 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consist-ing of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.

(2) Commitments and Contingencies

        (a) Construction and Financing Programs

        The Company is engaged in a continuous construction program presently estimated at $141 million for the five-year period 1995 through 1999. Of that amount, $27.1 million is estimated for 1995. As of June 30, 1995, the Company's construction expenditures amounted to approximately $12.7 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

        The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environ-mental regulations.

        (b) Decommissioning of Yankee Atomic Nuclear Power Plant

        In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation of its plant and decommission the Yankee Nuclear Power Station (the plant). The Company's 2.5% investment in Yankee Atomic is approximately $616,000. The most recent cost estimate to permanently shut down the plant is approximately $396 million. The Company's share of this liabili-ty is $9 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset.

<PAGE 8>

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended
June 30, 1995 and 1994 and unit sales for these periods is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1995 and 1994         1995 and 1994
                                            Increase (Decrease)
                                          (Dollars in Thousands)

Electric Operating Revenues         $ (1 018)  (1.0)%    $ (6 300)   (2.9)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel             (1 298)  (2.0)       (4 110)   (2.8)
  Other operation and maintenance     (1 423)  (6.5)       (1 798)   (4.3)
  Depreciation                           119    3.0           207     2.6
  Taxes -
    Federal and state income             690   68.2           344     8.6
    Local property and other             136    7.2           252     6.1
                                      (1 776)  (1.9)       (5 105)   (2.5)

Operating Income                         758   14.3        (1 195)   (8.7)

Other Income                             914  439.4         2 487   843.1

Income Before Interest Charges         1 672   30.3         1 292     9.2

Interest Charges                         769   21.5           961    13.4

Net Income                          $    903   46.4      $    331     4.8


Unit Sales (Megawatthours or MWH)
    Retail                            20 307    2.7       (32 049)   (2.0)
    Wholesale                       (215 380) (59.7)     (330 547)  (44.1)
      Total unit sales              (195 073) (17.5)     (362 596)  (15.3)

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Six Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

June 30, 1995     920 774  775 600   145 174   2 007 624   1 589 133  418 491
June 30, 1994   1 115 847  755 293   360 554   2 370 220   1 621 182  749 038

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the three and six-month periods ended June 30, 1995 decreased by $1 million (1%) and $6.3 million (2.9%), respectively, from the corresponding periods in 1994 due primarily to declines in wholesale unit sales. However, fluctuations in the level of wholesale sales have little, if any, impact on net income. In the first half of 1995, unit sales to residen-tial customers declined 4.9% reflecting extremely mild weather in the first quarter of this year as compared to the record cold experienced during the same period of 1994. In the second quarter of 1995, total retail electric revenues increased $3.8 million as unit sales increased 2.7%, and nearly offset the $4.6 million revenue decline caused by lower wholesale sales.

    The current three and six-month periods reflect the absence of power purchases from Canal Electric Company's (Canal) Unit 1, the reduced purchases from Canal Unit 2 and reduced power purchases from the non-affiliated Pilgrim nuclear unit and an independent power producer (IPP) reflecting the restruc-turing of a power contract that defers purchases for a six-year period that began in early 1995. In January 1995, the Company terminated a long-term power contract with another IPP through a buy-out arrangement which will reduce future power costs. Somewhat offsetting these reduced power sources were greater power purchases from Seabrook and several other non-utility genera-tors.

    The Company has received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues certain current costs associated with conservation and load management (C&LM) programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. In 1995, the collection of these revenues declined $868,000 and $1.3 million in the current quarter and six-month period when compared to the same periods last year.

    Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism implemented in July 1991 for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agree-ment approved by the DPU in May 1995. (Refer to the "Rate Settlement Agree-ment" section for additional details.) For the current three and six-month periods, in accordance with the settlement agreement, approximately $1.1 million was deferred for future recovery. The Company's undercollection of these capacity-related costs up to the effective date of the settlement was $1.6 million and $2 million for the current three and six-month periods, respectively. As a result, net income was reduced by $322,000 and $589,000 for the current three and six-month periods, respectively, an improvement of $868,000 and $818,000 from the same periods last year.

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Other Operation and Maintenance

    Other operation and maintenance (O&M) declined in the current quarter and six-month period of 1995 due to lower C&LM program costs ($843,000 and $1.3 million), a decline in maintenance expense of $564,000 and $315,000 (primarily transmission and distribution facilities) and continued savings resulting from other on-going cost containment measures. These decreases were offset, in part, in the current quarter and six-month period, respectively, by higher labor and benefit costs ($274,000 and $560,000), primarily reflecting the full recognition of expenses relating to postretirement benefits other than pensions and amortization of previously deferred postretirement benefits costs. (Refer to the "Rate Settlement Agreement" section for additional information.) Also, legal fees associated with power contract arbitration proceedings ($380,000) were included in both current periods.

Depreciation and Taxes

    Depreciation expense increased slightly in the current three and six-month periods due to a higher level of depreciable property, plant and equip-ment. The increases in federal and state income taxes was due to a higher level of pretax income. Local property and other tax increases for the three and six-month periods of 1995 primarily reflect higher rates and assessments ($142,000 and $240,000, respectively).

Other Income and Interest Charges

    Other income for the current six-month period increased by $2.5 million due primarily to the reversal of a contingency reserve related to certain costs associated with the Company's energy conservation program ($1.4 mil-lion), the recovery of which has since been approved by the DPU. Also contributing to the increase in the current three and six-month periods was a higher level of interest income related to the fuel charge stabilization deferral ($369,000 and $759,000, respectively) and, for both current periods, carrying costs associated with the April 1995 buy-out of a power contract ($684,000) with an IPP. The cost of the buy-out is being recovered from customers over a seven-year period.

    Total interest charges increased by $769,000 (21.5%) and $961,000 (13.4%) during the current three and six-month periods reflecting an increases of $732,000 and $966,000, respectively, in interest on short-term borrowings which were not required during the first half of 1994.

Power Contract Arbitration

    On June 7, 1995, a three-member panel of arbitrators upheld the termina-tion by the Company of a power contract with Eastern Energy Corporation (Eastern), the developer of a proposed 300 MW coal-fired plant. In June 1989, the Company agreed to buy 16% (50 MW) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. However, in May 1994, the Company gave notice of termination of its power contract with Eastern based upon its failure to meet the permitting, con-struction or operation milestones established by the contract, obtain the required permits, commence construction or sell any additional power from the proposed plant. Efforts to reshape the power contract to provide a satisfac-tory arrangement were unsuccessful. In a letter dated June 30, 1994, Eastern

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

objected to the notice of termination and invoked arbitration seeking $31.2 million from the Company. The panel's decision is binding and prevents Eastern from further litigating or contesting the termination of the contracts in any other forum. This action is expected to save the Company's customers approximately $60 million over the next ten years and as much as $135 million over twenty years.

Rate Settlement Agreement

    In May 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts which resolved issues related to cost of service, rates, accounting matters and generating unit performance reviews. The Company's settlement:

    (1) implements a $2.7 million annual retail base rate decrease effective May 1, 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 which Canal refunded to the Company in May. Further, the settlement imposes a moratorium on retail rate filings until October 1998;

    (2) limits the Company's return on equity, as defined in the settlement, for the period through December 31, 1997;

    (3) terminates several 1987-1994 generating unit performance review proceedings pending before the DPU;

    (4) amends the Company's fuel charge stabilization mechanism established on April 1, 1994 to include the deferral (without carrying charges) of certain long-term purchased power and transmission capacity costs within the original limits established for the fuel charge stabiliza-tion deferral ($16 million in any given calendar year and $40 million over the life of the mechanism);

    (5) requires the Company to fully expense costs relating to postretire-ment benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 and amortize the current deferred balance of $8.6 million over a ten-year period;

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

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            The Company is subject to legal claims and matters arising from its course of business, including its participation in a power contract arbitration proceeding involving the recovery of excess fuel charges billed to the Company for power purchases with Dartmouth Power Associates Limited Partnership. Also, the Company's decision to cancel a power contract with Eastern Energy Corporation was upheld by a binding arbitration panel decision in June 1995 (refer to "Power Contract Arbitration" in Part I, Item 2 - "Management's Discussion and Analysis of Results of Operations" section of this report.)

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 10 - Material Contracts

10.1.35.1 System Power Sales Agreement by and between The Connecticut Light and Power Co., Western Massachusetts Electric Co., and Public Service Company of New Hampshire, as sellers, and the Company, as buyer, of power for peaking capacity and related energy, dated January 13, 1995, as effective June 1, 1995 and extending to October 31, 2000 (Filed herewith as Exhibit 2).

10.1.46.2 First Amendment, dated November 7, 1994, to Power Sale Agreement by and between the Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed herewith as Exhibit 3).

10.1.44.1 Second Amendment, dated June 23, 1994, to Power Purchase Agreement by and between the Company and Dartmouth Power Associates, L.P. dated September 5, 1989 (Filed herewith as Exhibit 4).

            Exhibit 27 - Financial Data Schedule

            Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1995.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1995.

<PAGE 13>

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


Date:  August 14, 1995