Form 10-Q
period 1995-09-30
COMMONWEALTH ELECTRIC CO
filed 1995-11-14
CIK 71222

<PAGE 1>

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549-1004

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                            Outstanding at
   Class of Common Stock                                   November 1, 1995

Common Stock, $25 par value                               2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                          COMMONWEALTH ELECTRIC COMPANY

                            CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                   (Unaudited)

                                                   September 30,    December 31,
                                                        1995            1994
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost       $516 137        $496 166
  Less - Accumulated depreciation                      152 337         143 877
                                                       363 800         352 289
  Add - Construction work in progress                    2 298           5 216
                                                       366 098         357 505

INVESTMENTS
  Equity in nuclear electric power company                 625             654
  Other                                                     14              14
                                                           639             668

CURRENT ASSETS
  Cash                                                   1 547           1 637
  Accounts receivable -
    Affiliates                                           3 246           3 713
    Customers                                           37 832          37 862
  Unbilled revenues                                      5 367           8 899
  Prepaid property taxes                                 4 265           2 739
  Inventories and other                                  5 889           6 032
                                                        58 146          60 882

DEFERRED CHARGES                                        87 524          57 831

                                                      $512 407        $476 886

<PAGE 3>

                          COMMONWEALTH ELECTRIC COMPANY

                            CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                         CAPITALIZATION AND LIABILITIES

                                   (Unaudited)

                                                   September 30,    December 31,
                                                        1995            1994
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
     Common stock, $25 par value -
       Authorized and outstanding -
         2,043,972 shares wholly-owned by
         Commonwealth Energy System (Parent)          $ 51 099       $ 51 099
     Amounts paid in excess of par value                97 112         97 112
     Retained earnings                                  19 436         15 350
                                                       167 647        163 561
  Long-term debt, less current sinking
     fund requirements                                 156 773        157 817
                                                       324 420        321 378

CURRENT LIABILITIES
  Interim Financing -
     Notes payable to banks                              5 350          6 400
     Advances from affiliates                           15 605            200
                                                        20 955          6 600

  Other Current Liabilities -
     Current sinking fund requirements                   1 053          1 053
     Accounts payable -
       Affiliates                                        8 722          7 716
       Other                                            33 386         31 911
     Accrued taxes -
       Income                                           18 545          8 049
       Local property and other                          4 925          3 721
     Other                                              11 397         13 691
                                                        78 028         66 141
                                                        98 983         72 741

DEFERRED CREDITS
  Accumulated deferred income taxes                     43 649         42 074
  Unamortized investment tax credits                     7 670          7 994
  Other                                                 37 685         32 699
                                                        89 004         82 767

COMMITMENTS AND CONTINGENCIES

                                                      $512 407       $476 886



                             See accompanying notes.

<PAGE 4>

                          COMMONWEALTH ELECTRIC COMPANY

              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                       1995      1994         1995        1994
                                             (Dollars in Thousands)

ELECTRIC OPERATING REVENUES         $112 086   $119 559     $322 520   $336 293

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel     71 548     77 135      210 929    222 068
  Other operation and maintenance     19 592     20 159       59 589     61 954
  Depreciation                         4 102      3 999       12 307     11 997
  Taxes -
    Income                             4 191      4 264        8 556      8 285
    Local property                     1 169      1 388        3 933      3 912
    Payroll and other                    599        595        2 239      2 223
                                     101 201    107 540      297 553    310 439

OPERATING INCOME                      10 885     12 019       24 967     25 854

OTHER INCOME (EXPENSE)                    25     (1 423)       1 256     (1 237)

INCOME BEFORE INTEREST CHARGES        10 910     10 596       26 223     24 617

INTEREST CHARGES
  Long-term debt                       3 521      3 620       10 562     10 710
  Other interest charges                 741        123        2 059        348
  Allowance for borrowed funds
    used during construction             (59)       (73)        (295)      (226)
                                       4 203      3 670       12 326     10 832

NET INCOME                             6 707      6 926       13 897     13 785

RETAINED EARNINGS -
  Beginning of period                 14 773     14 823       15 350     15 118
  Dividends on common stock           (2 044)    (2 044)      (9 811)    (9 198)

  End of period                     $ 19 436   $ 19 705     $ 19 436   $ 19 705










                             See accompanying notes.

<PAGE 5>

                          COMMONWEALTH ELECTRIC COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                                                          1995          1994
                                                        (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                            $ 13 897     $ 13 785
  Effects of noncash items -
    Depreciation and amortization                         14 699       13 790
    Deferred income taxes and investment
      tax credits, net                                     3 305          606
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing          14 533       11 893
  Buy-out of power contract                              (25 500)         -
  Fuel charge stabilization deferral                      (6 033)     (11 470)
  All other operating items                                  680       (5 165)

Net cash provided by operating activities                 15 581       23 439

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                 (18 876)     (14 675)
  Allowance for borrowed funds used during
    construction                                            (295)        (226)
  Payment from affiliates                                    -            570

Net cash used for investing activities                   (19 171)     (14 331)

FINANCING ACTIVITIES
  Payment of short-term borrowings                        (1 050)         -
  Advances from affiliates                                15 405          -
  Payment of dividends                                    (9 811)      (9 198)
  Sinking funds payments                                  (1 044)      (1 044)

Net cash provided by (used for) financing activities       3 500      (10 242)

Net decrease in cash                                         (90)      (1 134)
Cash at beginning of period                                1 637        2 794

Cash at end of period                                   $  1 547     $  1 660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)               $ 13 207     $ 11 759
    Income taxes                                        $ (2 808)    $  2 163




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

        The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, certain regula-tory liabilities established by the Company are required to be refunded to its customers over time. In March 1995, the Financial Accounting Stan-dards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that the adoption of SFAS 121, which the Company will adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges were as follows:

                                                  September 30,    December 31,
                                                       1995            1994
                                                     (Dollars in Thousands)

        Purchased power contract buy-out              $24 873        $   -
        Fuel charge stabilization                      22 671         16 638
        Postretirement benefit costs
          including pensions                           12 406         11 215
        Yankee Atomic unrecovered plant
          and decommissioning costs                     8 741         10 204
        Pilgrim nuclear plant litigation costs          6 733          7 001
        Cannon Street generating plant
          abandonment, net                              4 394          4 400
        Conservation and load management costs          3 129          3 659
        Other                                             849          1 049
          Total regulatory assets                     $83 796        $54 166

<PAGE 7>

                          COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities included in deferred credits - other, principally related to taxes, amounted to $11 million and $3.7 million at September 30, 1995 and December 31, 1994, respectively.

        Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended September 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.

(2) Commitments and Contingencies

        (a) Construction and Financing Programs

        The Company is engaged in a continuous construction program presently estimated at $141 million for the five-year period 1995 through 1999. Of that amount, $27.1 million is estimated for 1995. As of September 30, 1995, the Company's construction expenditures amounted to approximately $19.2 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

        The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environ-mental regulations.

        (b) Decommissioning of Yankee Atomic Nuclear Power Plant

        In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation of its plant and decommission the Yankee Nuclear Power Station (the plant). The Company's 2.5% investment in Yankee Atomic is approximately $625,000. The most recent cost estimate to permanently shut down the plant is approximately $350 million. The Company's share of this liabili-ty is $8.7 million and is currently reflected in the accompanying balance sheets as a liability and corresponding regulatory asset.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1995 and 1994 and unit sales for these periods is shown below:

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                      1995 and 1994          1995 and 1994
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Electric Operating Revenues          $ (7 473)   (6.3)%    $(13 773)   (4.1)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel              (5 587)   (7.2)      (11 139)   (5.0)
  Other operation and maintenance        (567)   (2.8)       (2 365)   (3.8)
  Depreciation                            103     2.6           310     2.6
  Taxes -
    Federal and state income              (73)   (1.7)          271     3.3
    Local property and other             (215)  (10.8)           37     0.6
                                       (6 339)   (5.9)      (12 886)   (4.2)

Operating Income                       (1 134)   (9.4)         (887)   (3.4)

Other Income                            1 448   101.8         2 493   201.5

Income Before Interest Charges            314     3.0         1 606     6.5

Interest Charges                          533    14.5         1 494    13.8

Net Income                           $   (219)   (3.2)     $    112     0.8


Unit Sales (Megawatthours or MWH)
    Retail                             12 376     1.4       (19 673)   (0.8)
    Wholesale                            (701)   (0.3)     (331 248)  (34.1)
      Total unit sales                 11 675     1.0      (350 921)  (10.0)

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Nine Months
Period Ended       Total     Retail   Wholesale    Total     Retail   Wholesale

September 30,    1 142 473   920 218  222 255    3 150 097   2 509 351   640 746
     1995
September 30,    1 130 798   907 842  222 956    3 501 018   2 529 024   971 994
     1994
<PAGE 9>

                          COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

     Operating revenues for the nine-month period ended September 30, 1995 decreased by $13.8 million (4.1%) from the corresponding period in 1994 due to lower unit sales, primarily wholesale sales. For the nine-month period, retail unit sales declined only slightly due to a 3.4% decrease in sales to residential customers reflecting extremely mild weather in the first quarter of this year as compared to the record cold experienced during the same period of 1994. Residential sales during the second and third quarters of 1995 were virtually unchanged compared to the same periods in 1994. Somewhat offsetting the decline in residential sales in the nine-month period were unit sales to commercial customers that increased 2%, including a 5.3% and 3.3% increase in the second and third quarters, respectively. The decline in wholesale sales for both the three and nine-month periods reflects the reduced availability of power from several of the Company's long-term supply sources. Fluctuations in the level of wholesale sales have little, if any, impact on net income. Third quarter revenues declined $7.5 million in 1995 despite a 1.4% retail unit sales increase, due primarily to the lower cost of purchased power and a slight decline in wholesale sales.

     The current three and nine-month periods reflect significantly lower power purchases from Canal Electric Company's (Canal) Unit 1 due to a combina-tion of scheduled maintenance and other repairs which kept the unit out of service until August 1995. The reduced availability of Canal Unit 2 and the successful renegotiation of a contract with an independent power producer
(IPP) that defers purchases for a six-year period were also factors. Also, in January 1995, the Company terminated a long-term power contract with another IPP through a buy-out arrangement which has reduced power costs and will pro-vide greater savings in the future. Somewhat offsetting these components were increased power purchases from Seabrook and several other power producers.

     The Company has received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues certain current costs associated with conservation and load management (C&LM) programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. In 1995, the collection of these expenses in revenues declined $446,000 and $1.8 million in the current quarter and nine-month period when compared to the same periods last year.

     Historically, revenues collected through base rates have been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism implemented in July 1991 for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agree-ment approved by the DPU in May 1995. (Refer to the "Rate Settlement Agree-ment" section for additional details.) During the current three-month period, an overcollection of $853,000 associated with these capacity-related costs was deferred pursuant to the settlement agreement. For the same period in 1994, revenues included $796,000 in excess of such capacity-related costs. As a

<PAGE 10>

                          COMMONWEALTH ELECTRIC COMPANY

result, net income was approximately $500,000 lower in the current quarter. During the current nine-month period, there was an undercollection of $1.2 million of which $218,000 was deferred in accordance with the settlement agreement resulting in $969,000 of capacity-related costs not recovered in revenues. For the same period in 1994, capacity-related costs exceeded revenues by approximately $1.5 million. As a result, net income increased by approximately $330,000 for the current nine-month period.

Other Operation and Maintenance

     Other operation and maintenance declined in the current quarter and nine-month period due to lower C&LM program costs ($446,000 and $1.8 million) and a decline in maintenance expense of $21,000 and $336,000 (primarily transmission and distribution facilities). These decreases were offset, in part, in the current quarter and nine-month period, respectively, by higher insurance and benefit costs ($346,000 and $906,000), primarily reflecting the full recogni-tion of expenses relating to postretirement benefits other than pensions and amortization of previously deferred postretirement benefits costs that were part of the rate settlement agreement approved by the DPU in May 1995. Also, legal fees associated with power contract arbitration proceedings ($446,000), incurred in the current nine-month period, will be recovered in the month of October 1995.

Depreciation and Taxes

     Depreciation expense increased slightly in the current three and nine-month periods due to a higher level of depreciable property, plant and equip-ment. The changes in federal and state income taxes were due to variations in the levels of pretax income. Local property and other taxes increased slightly during the current nine-month period mainly due to higher rates and assessments offset, in part, by a $201,000 adjustment to the 1995 property tax estimate. The decrease in local property and other taxes during the current three-month period reflects the adjustment to the estimate.

Other Income and Interest Charges

     The increase in other income for the current nine-month period was due primarily to the partial reversal of a contingency reserve related to certain costs associated with the Company's energy conservation program, the recovery of which was subsequently approved by the DPU. The increase in the current quarter was due to the absence of the reserve established in the same quarter last year.

     The increases in total interest charges during the current three and nine-month periods reflected increases of $618,000 and $1.7 million, respec-tively, in interest on short-term borrowings, reflecting a significantly higher average level of bank borrowings in 1995 and a higher average rate (6.1%) compared to 4.5% last year.

Regulatory Matters

     Electric Industry Restructuring

     On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The stated purpose of the

<PAGE 11>

                          COMMONWEALTH ELECTRIC COMPANY

restructuring effort is to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with minimum impact on the environment. The electric utility industry will ultimately be functionally separated into three segments to help meet this objective: generation, distribution and transmission. A coalition of state agencies, businesses, environmental groups and utility companies, including the Company and its affiliate, Cambridge Electric Light Company, worked together sharing ideas and opinions and proposed eighteen principles for a restructured electric utility industry. The DPU agreed with several of the coalition's suggestions and, in its order, identified the following seven principles:

     (1) provide the broadest possible customer choice;

     (2) provide all customers with an opportunity to share in the benefits of increased competition;

     (3) ensure full and fair competition in power generation markets;

     (4) functionally separate generation, transmission and distribution services;

     (5) ensure electric service to all customers, including low-income customers;

     (6) support and further the goals of environmental regulation; and

     (7) provide incentives for better utility performance.

     Also, five principles to guide the transition from a regulated to a competitive industry structure were established in the order. These princi-ples are:

     (1) honor existing commitments;

     (2) separate component costs of electricity on customer bills;

     (3) seek to provide near-term rate relief;

     (4) maintain conservation programs; and

     (5) ensure that the transition is orderly and expeditious while minimiz-ing customer confusion.

     In addition, the order cites that utilities should have a reasonable opportunity to recover stranded costs associated with commitments previously incurred to provide reliable electric service.

     All utilities are required to submit proposals detailing how they plan to move into a competitive market structure. The Company's and Cambridge Electric's proposal is due by August 16, 1996.

<PAGE 12>

                          COMMONWEALTH ELECTRIC COMPANY

     Rate Settlement Agreement

     In May 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts which resolved issues related to cost of service, rates, accounting matters and generating unit performance reviews. The Company's settlement:

     (1) implements a $2.7 million annual retail base rate decrease effective May 1, 1995 including its share of excess deferred tax reserves related to Seabrook Unit 1 which Canal refunded to the Company in May. Further, the settlement imposes a moratorium on retail rate filings until October 1998;

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

     (5) requires the Company to fully expense costs relating to postretire-ment benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 and amortize the deferred balance of $8.6 million over a ten-year period;

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

     The Company's management is encouraged by the support provided through the Office of the Attorney General and believes that this settlement will eliminate the need for potentially costly litigation and regulatory proceed-ings and, by moderating rate impacts and enabling the Company to remain competitive in a changing environment, the settlement is in the best interest of the Company and its customers.

<PAGE 13>

                          COMMONWEALTH ELECTRIC COMPANY

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is subject to legal claims and matters arising from its course of business.

Item 5.  Other Information

             Effective October 1, 1995, John A. Whalen, formerly the Company's Comptroller, was appointed Vice President and General Manager of COM/Energy Services Company, an affiliate of the Company. James D. Rappoli, the Company's Financial Vice President and Treasurer, assumed Mr. Whalen's former duties as Comptroller.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule

            Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1995.

            Filed herewith as Exhibit 2 is the restated Financial Data Sched-ule for the nine months ended September 30, 1994.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended September 30, 1995.

<PAGE 14>

                          COMMONWEALTH ELECTRIC COMPANY

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMMONWEALTH ELECTRIC COMPANY
                                                          (Registrant)


                                                  Principal Financial and
                                                  Accounting Officer:


Date:  November 13, 1995                          JAMES D. RAPPOLI
                                                  James D. Rappoli,
                                                  Financial Vice President
                                                    and Treasurer