Form 10-K
period 1995-12-31
COMMONWEALTH ELECTRIC CO
filed 1996-03-29
CIK 71222

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

    For the fiscal year ended December 31, 1995

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Outstanding at
       Class of Common Stock                         March 15, 1996
    Common Stock, $25 par value                      2,043,972 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is filing this Form with the reduced disclosure format.

Documents Incorporated by Reference                  Part in Form 10-K
              None                                     Not Applicable

List of Exhibits begins on page 39 of this report.

<PAGE 2>

                         COMMONWEALTH ELECTRIC COMPANY

                               TABLE OF CONTENTS

                                    PART I
                                                                   PAGE
Item  1.    Business........................................        3

              General.......................................        3
              Electric Power Supply.........................        3
              New England Power Pool........................        5
              Energy Mix....................................        5
              Regulation....................................        6
                (a) Cost Recovery...........................        6
                (b) Rate Settlement Agreement...............        6
                (c) Electric Industry Restructuring.........        7
                (d) Potential Impact of Regulatory
                    Restructuring...........................        8
              Competition...................................        8
              Construction and Financing....................       10
              Employees.....................................       10

Item  2.    Properties......................................       11

Item  3.    Legal Proceedings...............................       11



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................       12

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................       13

Item  8.    Financial Statements and Supplementary Data.....       18

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........       18



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................       39



Signatures..................................................       52

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY
                                    PART I.

Item 1. Business

    General

    Commonwealth Electric Company (the Company) is engaged in the generation, transmission, distribution and sale of electricity at retail to approximately 314,900 customers (including 47,500 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. The results of the 1990 federal census taken in the Company's service area indicated a population increase of 18.1% since 1980. Also, the Company sells power to the New England Power Pool (NEPOOL) and is actively marketing sales of certain available capacity to other utilities in and outside the New England region.

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

    By virtue of its charter, which is unlimited in time, the Company distributes electricity without direct competition in kind from any privately or municipally-owned utilities. Alternate sources of energy are available to customers within the service territory, but competition from these sources to date has not been a significant factor affecting the Company. However, this past year the Company continued to develop and implement strategies to deal with the increasingly competitive environment. For further details, refer to the "Competition" section that follows in this Item 1. Of the Company's 1995 retail electric unit sales (79.6% of total sales), 47.8% was sold to residen-tial customers, 41.5% to commercial customers, 10.3% to industrial and 0.4% to municipal and other customers.

    Electric Power Supply

    The Company relies almost entirely on purchased power to meet its electric energy requirements. The Company owns generating facilities with a total capacity of 13.8 megawatts (MW), which are principally used for emergency and peaking purposes. The Company also has a joint-ownership interest of 8.8 MW in Central Maine Power Company's oil-fired Wyman Unit 4.

    Power purchases for the Company and Cambridge Electric Light Company (Cambridge Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal), another wholly-owned subsidiary of the System. Canal is a wholesale electric generat-ing company located in Sandwich, Massachusetts and an important source of purchased power for the Company and Cambridge Electric. Under long-term con-tracts, system entitlements include one-quarter (141.5 MW) of the capacity and

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

energy of Canal Unit 1 and one-half (290 MW) of the capacity and energy of Canal Unit 2. The Company's entitlements in these units are 113.3 MW and
232.2 MW, respectively.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Cambridge Electric. The CADA has been accepted for filing as an amendment to Canal's FERC rate schedule and allows Canal to act on behalf of the Company and Cambridge Electric in the procurement of additional capacity for one or both companies, or, to sell capacity and/or energy from each company's entitlements. The CADA is in effect for Seabrook 1, Phases I and II of Hydro-Quebec and New England Power Company (Bear Swamp Units). Exchange agreements are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Cambridge Electric for the costs or revenues associated with these facilities. The Company and Cambridge Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DPU approval.

    The Company has other long-term contracts for the purchase of electricity from various sources including a 73.2 MW entitlement from a nuclear unit in Plymouth, Massachusetts (Pilgrim) under a life-of-the-unit contract with Boston Edison Company. Also, through Canal's equity ownership in Hydro-Quebec Phase II and its 3.52% interest in the Seabrook nuclear power plant, the Company has entitlements of 48.2 MW and 32.6 MW, respectively.

    Pursuant to long-term contracts, several independent power producer (IPP) sources provided a substantial portion of the Company's power entitlements in 1995 as follows: 180.8 MW from four (4) natural gas-fired units; 67 MW from a waste-to-energy unit (including an expansion unit); and 23.6 MW from four (4) hydro-electric units.

    In early 1995, the Company restructured a IPP power sale agreement (23 MW) that defers the purchase of capacity and energy until December 31, 2000 and, when called back into service, power will be dispatched only when needed at the discretion of the Company. Also, the Company terminated a IPP power sale agreement (38 MW) effective January 27, 1995 and, in June 1995, signed an agreement with another New England utility (Northeast Utilities) to purchase peaking-unit capacity at rates lower than that available from NEPOOL or other regional utilities. In 1993, the Company extended a commitment to April 1997 to exchange 50 MW of Canal Electric's oil-fired generation with 50 MW of pumped storage energy and capacity from non-affiliate New England Power Com-pany's Bear Swamp Units (an initial, smaller exchange of 25 MW began in 1992).

    The Company expects to provide for future peak load plus reserve require-ments through existing system generation, including purchasing available capacity from neighboring utilities, IPP facilities, power marketers and powerbrokers. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for Canal to acquire and deliver sufficient electric generating capacity to meet the Company's and ambridge Electric's capacity requirements.

    In addition to power purchases, the Company is actively pursuing the

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

marketing of certain capacity at competitive terms and rates to utilities in and outside the New England region at a higher price (thus saving the Com-pany's customers the difference) than if it were to sell to NEPOOL. This situation is a result of several utilities in New England (the Company included) having excess capacity and lowered prospects for sales growth. This competitive business developed for the Company in the early 1990s when it began to formally request proposals to supply short-term energy and associated capacity to other utilities on the open market to fulfill their power require-ments. Increased emphasis on the marketing of this capacity yielded approxi-mate savings of $2 million, $1,039,000 and $429,000 in 1995, 1994 and 1993, respectively.

    New England Power Pool

    The Company, together with other electric utility companies in the New England area, is a member of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirement. This concept is accomplished by use of computers to monitor and forecast load requirements.

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

    The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 20% to 25% of peak load.

    Energy Mix

    The Company's energy mix which includes purchased power, is shown below:

                               1995      1994      1993
       Natural gas              42%       42%       35%
       Oil                      15        22        27
       Nuclear                  22        18        20
       Waste-to-energy          13        12        11
       Hydro                     5         3         4
       Coal                      3         3         3
         Total                 100%      100%      100%

    The Company's energy mix has shifted during the last several years from oil to natural gas and other fuels due to the requirement to purchase capacity from IPP facilities and continued efforts to reduce its reliance on oil. The lower oil component in 1995 reflects Canal Unit 1 being off-line for the first seven months of the year and an additional outage period of nearly one month during the fourth quarter.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

    Regulation

    (a) Cost Recovery

    Rate Schedule The Company files a quarterly Fuel Charge (FC) rate schedule, subject to DPU regulation, under which it is allowed current recovery from retail customers of costs of fuel used in electric generation and a substantial portion of purchased power, demand and transmission costs. This schedule requires the quarterly computation and DPU approval of a FC decimal based on forecasts of fuel, electricity purchased for resale and transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule do not match actual costs for that period, an appropriate adjustment is reflected in the calculation of the decimal for the next calendar quarter.

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

    Revenues collected through base rates have generally been designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs while providing a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts introduced in July 1991, the Company, because it collects through base rates a portion of its capacity-related purchased power costs associated with certain long-term power arrangements, has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on the Company's net income, was addressed in a settlement agreement approved by the DPU in May 1995. (Refer to the "Rate Settlement Agreement" section for additional details.)

    Conservation and Load Management Programs The Company has implemented a variety of cost-effective conservation and load management (C&LM) programs that are designed to reduce future energy use by its customers. In 1993, the DPU began allowing the recovery by the Company of its "lost base revenues" from customers as a rate component employed by the DPU to encourage effective implementation of C&LM programs. These and other C&LM costs are recovered through a Conservation Charge decimal. The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues.

    (b) Rate Settlement Agreement

    In May 1995, the DPU approved settlement proposals sponsored jointly by the Company, Cambridge Electric and the Attorney General of Massachusetts which resolved issues related to cost-of-service, rates, accounting matters and generating unit performance reviews. The Company's agreement: (1) imple-mented a $2.7 million annual retail base rate decrease effective May 1, 1995 including its share of excess deferred tax reserves related to Seabrook Unit 1

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

refunded in May 1995 to the Company by Canal. Further, the settlement imposes a moratorium on retail rate filings until October 1998; (2) limits the Company's return on equity as defined in the settlement, for the period through December 31, 1997; (3) terminates several 1987-1994 generating unit performance review proceedings pending before the DPU; (4) amends the Com-pany's current fuel charge stabilization mechanism to include the deferral (without carrying charges) of certain long-term purchased power and transmis-sion capacity costs within the original limits established for the fuel charge stabilization deferral ($16 million in any given calendar year and $40 million over the life of the mechanism) that neutralizes the sometimes volatile impact these costs have had on net income; (5) requires the Company to fully expense costs relating to postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 and amortize the deferred balance of $8.6 million over a ten-year period; (6) provides eligible Economic Development Rate customers with a discount of up to 30% but also requires these customers to provide the Company with a five-year notice if they intend to self-generate or acquire electricity from another provider; and
(7) prohibits the Company from seeking recovery of the costs incurred in realizing cost savings through a 1993 work force reduction and restructuring, totaling approximately $3 million.

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

    (c) Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restruc-turing of the electric utility industry in Massachusetts. The stated purpose of the restructuring effort is to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with a minimum impact on the environment. The electric utility industry will ultimately be functionally separated into three segments to help meet this objective: generation, transmission and distribution.

    In February 1996, certain utilities submitted required proposals detail-ing how they plan to move into a competitive market structure. Since that time, the DPU has given notice of a generic proceeding that will focus on many of the policy issues raised in the DPU's original order. Each of the state's electric utilities, together with other interested parties, will participate in this proceeding. The purpose of this generic proceeding is to establish a set of rules governing the restructuring of the electric industry in Massachu-setts. These generic rules would set the basis for the DPU's review of each of the utility-specific restructuring proposals. The proposal to be submitted jointly by the Company and Cambridge Electric (the Companies) is due in September 1996. Management is unable to predict the ultimate outcome of these proceedings.

    On February 15, 1996, in response to the DPU's initial restructuring order, the Companies announced one element of the proposal entitled "Competi-

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

tive Challenge" in which the Companies would voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competi-tive market of entitlements in all twenty-one contracts, including contracts held by the Companies involving the System's generating subsidiary Canal Electric. The proposal provides for total recovery of the difference between the current market value of the Companies' power contracts and their original unavoidable costs. This difference, considered to be a stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas.

    The auction approach has received initial positive reviews from the Commonwealth of Massachusetts Division of Energy Resources and the Office of the Attorney General.

    (d) Potential Impact of Regulatory Restructuring

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. These regulatory assets amounted to $74.2 million (14.6% of total assets) as of December 31, 1995. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework pursuant to the aforemen-tioned electric utility restructuring order issued by the DPU.

    Competition

    The Company continues to develop and implement strategies that deal with the increasingly competitive environment facing its electric business. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative energy supply options. Many state and federal government agencies are considering implementing programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking and in February 1995 opened an investigation into electric industry restructuring that led to the aforementioned restruc-turing order.

    The Company's actions in response to the new competitive challenges have been well received by regulators, business groups and customers. The Company has developed and will continue to develop innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

and expand beyond current markets.

    The Company revised its Economic Development Rate which benefits a number of high-use industrial customers and contributes to economic development in the area. Another rate provides incentive for businesses to expand into previously vacant space and its Rate Stabilization Plan, approved in 1994, continues to hold the line on costs passed on to customers while aggressively pursuing other cost reduction measures.

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

    Some of the more specific details of the innovative measures taken in response to competition include the following:

    Rate Stabilization Plan The Company implemented a FC rate settlement on April 1, 1994, amended in May 1995, that stabilizes its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and no greater than
6.7 cents per KWH during 1997. This rate stabilization is achieved through the use of a cost deferral mechanism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DPU. The deferred costs are reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule yet to be determined and subject to DPU approval. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual amount of $16 million. The Company deferred $3,447,000 and $15,964,000 in 1995 and 1994, respectively. In view of contract renegoti-ations with IPPs, the Company does not expect deferred amounts to exceed $20 million through 1997.

    The rate stabilization mechanism is part of a long-term plan to control the Company's retail rates. This plan will help eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate should enable current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal was widely supported by various business and customer groups and other political interests.

    Economic Development Realizing a healthy regional economy benefits not only businesses but all area residents, the Company actively encourages economic growth by working in partnership with communities and businesses, providing resources and incentives to help the region's economy. The Company also funded the development of a business plan that focuses on improving infrastructure, regulation, access to capital, marketing and promotion, cooperation and leadership on Cape Cod.

    In an effort to foster industrial development in its service area, the

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Company began offering an Economic Development Rate in October 1991 to new or existing industrial customers who have an electric demand of 500 kilowatts or more and meet specific financial and other criteria. As of December 31, 1995, twenty-five commercial and industrial customers were benefitting from this special rate. This is up approximately 17% over 1994. The rate is available for a six-year term. Revenues were lower by $1.5 million, $1.7 million and $1.5 million in 1995, 1994 and 1993, respectively. These amounts represent the difference between what certain commercial and industrial customers would have paid prior to the availability of this rate. The Company also offers a Vacant Space Rate that is available to qualifying small commercial and indus-trial customers who establish loads in previously unoccupied building space.

    Marketing of Residential and Commercial Specialty Products As part of its commitment to meet the demands of a new, competitive electric market, the Company began marketing products specially designed for the residential and commercial customer. Products offered to residential customers through the Company include carbon monoxide detectors and a home safety kit containing tests for: lead in paint and water; radiation leaks from microwave ovens; drinking water safety; carbon monoxide; and radon gas.

    Products offered to smaller commercial customers include: an energy consumption monitor that will monitor two devices simultaneously, such as refrigeration and air-conditioning equipment and at the same time provide information about energy consumption and cost; a voltage scanner for sensitive equipment; electric power surge protectors; and power-plug loggers that monitor the KWH usage on a particular piece of electrical equipment.

    For larger commercial or industrial customers, enhanced services focus on information systems, utilizing real-time monitoring software so customers are educated about their usage patterns, electrotechnologies in manufacturing processes so customers can increase profits and competitive advantages in the marketplace, engineering services, energy audit services, maintenance manage-ment programs, and demand-side management programs.

    In addition, the Company is also actively involved with the Chamber of Commerce in each operating district as well as local and state economic development offices. Information on foreign trade zones, tax incentive programs and financial and lending institutions is provided to businesses to attract and encourage relocation or expansion in the Company's region. The Company is also involved in an outreach program that encourages businesses in Canada to consider relocation to southeastern Massachusetts.

    Construction and Financing

    Information concerning the Company's financing and construction programs is contained in Note 3(a) of Notes to Financial Statements filed under Item 8 of this report.

    Employees

    The total number of full-time employees for the Company declined in 1995 to 889, a reduction of 2.6% from 913 employees at year-end 1994. The Company has 571 employees (64.2%) who are represented by the Brotherhood of Utility Workers of New England, Inc. under three separate collective bargaining units with agreements that expire September 30, 1996, April 30, 1998 and October 31, 2001. Employee relations have generally been satisfactory.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

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

    At December 31, 1995, the electric transmission and distribution system consisted of 5,696 pole miles of overhead lines, 3,580 cable miles of under-ground line, 138 substations and 330,250 active customer meters.

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

      (b) Number of Shareholders at December 31, 1995

          One

      (c) Frequency and Amount of Dividends Declared in 1995 and 1994

                      1995                            1994
                             Per Share                       Per Share
          Declaration Date     Amount     Declaration Date     Amount

          January 25, 1995     $1.70      January 21, 1994      $1.60
          April 24, 1995        2.10      April 25, 1994         1.90
          July 25, 1995         1.00      July 18, 1994          1.00
                               $4.80      October 18, 1994       3.25
                                                                $7.75


          Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

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

    A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1995 and 1994 and unit sales for these periods is shown below:

                                        Years Ended         Years Ended
                                        December 31,        December 31,
                                       1995 and 1994       1994 and 1993
                                             Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues          $ (3 999)  (0.9)%    $  8 140    1.9%

Operating Expenses -
   Electricity purchased for resale
     and fuel                          (6 502)  (2.3)        2 652    0.9
   Transmission                           (81)  (1.7)         (102)  (2.1)
   Other operation                     (1 040)  (1.5)       (2 381)  (3.3)
   Maintenance                            516    5.1          (661)  (6.2)
   Depreciation                           758    4.9           587    3.9
   Taxes -
     Federal and state income           1 371   14.2         2 512   35.1
     Local property and other            (123)  (1.5)          (79)  (1.0)
                                       (5 101)  (1.3)        2 528    0.6

Operating Income                        1 102    3.4         5 612   21.0

Other Income                              319   19.4        (1 891)(759.4)

Income Before Interest Charges          1 421    4.6         3 721   13.8

Interest Charges                        2 325   15.9          (274)  (1.8)

Net Income                           $   (904)  (5.6)     $  3 995   33.1


Unit Sales (Megawatthours or MWH)
   Retail                              24 758    0.7        85 272    2.6
   Wholesale                         (322 435) (27.3)     (105 375)  (8.2)
     Total unit sales                (297 677)  (6.6)      (20 103)  (0.4)

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

Unit Sales

   The following is a summary of unit sales and customers for the periods indicated:
                                       Years Ended December 31,
                              1995                 1994               1993
                                        %                    %
Unit Sales (MWH):                     Change               Change

 Residential               1 595 161   (1.3)    1 616 750   1.9    1 587 338
 Commercial                1 384 301    3.0     1 344 452   3.6    1 297 765
 Industrial                  343 004    1.7       337 191   2.7      328 220
 Municipal and other          15 802    4.5        15 117   1.4       14 915
   Total retail            3 338 268    0.7     3 313 510   2.6    3 228 238
 Wholesale                   856 914  (27.3)    1 179 349  (8.2)   1 284 724
   Total                   4 195 182   (6.6)    4 492 859  (0.4)   4 512 962

Customers - 12 Month Average:

 Residential (a)             275 409    0.7       273 395   1.4      269 736
 Commercial (a)               38 080    1.3        37 597   2.1       36 826
 Industrial                      314   (2.2)          321  (1.5)         326
 Municipal and other           1 057   20.4           878   3.1          852
   Total                     314 860    0.9       312 191   1.4      307 740

(a) Includes seasonal customers of 47,497 in 1995, 48,606 in 1994 and 48,364 in 1993. Service is considered to be "seasonal" when the kilowatthours used in the billing months ending between June 1 and September 30 exceed the kilowatthours used in the preceding eight months.

    In 1995, the 6.6% decline in total unit sales was due to the 27.3% decrease in wholesale sales that reflected the reduced availability of power from several of the Company's long-term supply sources. The slight increase (0.7%) in 1995 retail unit sales reflected higher unit sales to commercial customers that increased 3%, including 5.3% and 3.3% increases in the second and third quarters, respectively. The 1.3% decline in sales to residential customers reflected reduced space heating requirements due to extremely mild weather in the first quarter of this year as compared to the record cold experienced during the same period of 1994. The Company's residential customer segment provides approximately 48% of its total retail sales and approximately 10% of those customers rely on electricity for space heating. The Company expects that its retail unit sales growth will average 1%-2% over the next five years.

    For 1994, retail electric unit sales increased 2.6% as a result of increased heating demand caused by the extremely cold weather conditions during the first quarter and greater usage, particularly air-conditioning load during the summer months. Unit sales reflected a record peak demand of 672 MW achieved on July 21, 1994 and continued moderate growth of nearly 4,500 customers (1.4%). Each customer segment improved, but the larger increases were to the residential and commercial sectors, resulting from more housing units and an improved economy that produced added heating and air-conditioning loads. Growth in unit sales is reduced somewhat by the Company's conservation programs.

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues

    Operating revenues for 1995 decreased by $4 million (0.9%) due mainly to lower wholesale sales ($7.1 million) primarily caused by a combination of scheduled maintenance and other repairs to Canal Electric Company's Unit 1 turbine which kept the unit out of service until August 1995. In total, wholesale revenues were $16.7 million, $23.8 million and $26.5 million 1995, 1994 and 1993, respectively. Fluctuations in the level of wholesale electric sales have no impact on earnings. Also contributing to the decline in revenues were lower conservation and load management (C&LM) costs of $1.7 million and lower lost base revenues related to C&LM programs ($600,000). The recovery of lost base revenues through the operation of a Conservation Charge decimal is allowed by the DPU to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. Offsetting these declines were increases in revenues related to slightly higher retail unit sales, the recovery of costs associated with a power contract buy-out ($3.9 million including $1.9 million in carrying charges) and the recognition in revenues of $2 million in carrying charges associated with the Company's fuel charge stabilization deferral.

    As a result of a DPU-mandated recovery mechanism implemented in July 1991 for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 (refer to the "Cost Recovery" section in Item 1 of this report for additional details). The Company can now defer these costs (within certain limits) to neutralize their sometimes volatile effect on net income. During 1995, there was an undercollection of approximately $2.1 million of which $1.1 million was deferred in accordance with the settlement agreement resulting in $970,000 of capacity-related costs not recovered in revenues. For 1994 and 1993, revenues were undercollected by $4 million and $5.1 million, respectively, of such capacity-related costs. This recovery mechanism reduced net income by approximately $600,000, $2.5 million and $3.1 million in 1995, 1994 and 1993, respectively.

    In 1994, operating revenues increased $7.5 million (1.7%) due to the higher cost of electricity purchased for resale, transmission and fuel (purchased power) ($2.6 million), a 2.6% increase in retail unit sales, a higher level of lost base revenues related to C&LM programs ($951,000) and a slightly higher level ($137,000) of C&LM program costs.

    Revenues also reflect the impact of the Company's Economic Development Rate which became effective in October 1991. Revenues were lower by $1.5 million, $1.7 million and $1.5 million in 1995, 1994 and 1993, respectively. These amounts represent the difference between what certain commercial and industrial customers would have paid prior to the availability of this rate. For additional information on this special rate, refer to the "Economic Development" section in Item 1 of this report.

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is an analysis of revenue components for the years 1995, 1994 and 1993:

                                          Years Ended December 31,
                                     1995             1994             1993
                                              (Dollars in Thousands)

                                             %                 %
                                           Change            Change
   Costs recovered in Fuel,
     Purchased Power, or
     Conservation Charges         $221 367   2.3   $216 419    2.7  $210 717
   Certain power and other costs
     recovered in base rates        53 268   0.3     53 116    2.6    51 749
   Other (a)                       143 244  (1.4)   145 315    2.7   141 555
   Total retail revenue            417 879   0.7    414 850    2.7   404 021
   Total wholesale revenue          16 746 (29.6)    23 774  (10.2)   26 463
   Total revenues                 $434 625  (0.9)  $438 624    1.9  $430 484

    (a) Includes other base rate and miscellaneous revenues.

    The percentage breakdown of retail revenues as shown in the table above is as follows:
                                    Percent of Retail Electric Revenue
                                          1995      1994     1993
Retail revenue components:
    Costs recovered in Fuel,
       Purchased Power or
       Conservation Charges               53.0%     52.2%    52.2%
    Certain power and other costs
       recovered in base rates            12.7      12.8     12.8
    Base rates and other                  34.3      35.0     35.0
                                         100.0%    100.0%   100.0%

Electricity Purchased for Resale, Transmission and Fuel

    To satisfy demand requirements and provide required reserve capacity, the Company purchases power on a long and short-term basis through entitlements pursuant to power contracts with other New England and Canadian utilities, Qualifying Facilities and other non-utility generators through a competitive bidding process that is regulated by the DPU. The Company supplements these sources with its own generating capacity.

    The cost of purchased power constituted 65.8%, 66.7% and 67% in 1995, 1994 and 1993, respectively, of electric operating revenues. During 1995, the 2.3% decline in purchased power costs was due to reduced operation at Canal Unit 1 reflecting maintenance and other repairs discussed previously. The fuel charge stabilization deferral ($3.4 million in 1995 compared to $16 million in 1994), implemented in April 1994, was favorably impacted by the successful renegotiation of a contract with an independent power producer (IPP) in early 1995 that defers power purchases for a six-year period coupled with the termination of a second long-term contract with another IPP through a buy-out arrangement that will provide additional savings in the future.

<PAGE 17>

                         COMMONWEALTH ELECTRIC COMPANY

    For 1994, purchased power costs increased slightly due to higher unit sales and the contractual obligations discussed above prior to the restructur-ing of one IPP contract and the termination of a second. Further, there were additional power purchases from certain natural gas-fired IPP facilities and reduced generation from Canal Electric's units (for sales to non-associate utilities).

Other Operation

    In 1995, other operation decreased $1 million due to a decline in liabili-ty insurance adjustments due to insurance accruals that reflect better than anticipated experience ($1.9 million) and lower C&LM costs ($1.7 million). This was offset, in part, by higher labor charges and postretirement benefit costs ($2.2 million) that reflected the full recognition of expenses and amortization of previously deferred costs that were part of the rate settle-ment agreement approved by the DPU in May 1995.

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

    Included in other operation are certain costs, including amortization of prior period amounts, associated with C&LM programs which amounted to $2.6 million, $4.3 million and $4.2 million 1995, 1994 and 1993, respectively.

    The total number of full-time employees declined 2.6% and 0.4% in 1995 and 1994, respectively.

Maintenance

    In 1995, maintenance increased $516,000 (5.1%) due primarily to higher costs associated with right-of-way brush and tree-trimming projects. Mainte-nance decreased $661,000 (6.2%) in 1994 primarily due to the absence of storm-related costs incurred in 1993 and a lower level of labor-related costs due to the work force reduction, offset by higher expenditures for clearing right-of-way brush and tree-trimming.

Depreciation and Taxes

    In 1995 and 1994, depreciation expense increased $758,000 (4.9%) and $587,000 (3.9%), respectively, due to higher levels of depreciable plant in service in both years.

    Income tax expense for 1995 and 1994 increased due to the higher levels of pretax income.

<PAGE 18>

                         COMMONWEALTH ELECTRIC COMPANY

    For 1995, there were no significant changes in local property and payroll and other taxes. In 1994, local property taxes increased $252,000 (5%) reflecting a combination of higher tax rates and/or assessments in certain cities and towns in the Company's service area. Payroll and other taxes in 1994 declined $331,000 (10.8%) and reflected the lower number of employees.

Other Income

    For 1995, the expense component of other income decreased due primarily to the reversal of a reserve related to certain costs associated with the Company's energy conservation program, the recovery of which was subsequently approved by the DPU. Offsetting this decrease was the recognition of a reserve ($2.7 million, net of tax) related to Cannon Street which discontinued operations and, to a lesser extent, the absence of the equity component of allowance for funds used during construction (AFUDC) ($325,000).

    In 1994, the substantial decrease in other income reflected the cost of a settlement associated with the Company's aforementioned energy conservation program ($2 million, pretax), offset, somewhat, by the equity component of AFUDC ($325,000). There was no equity AFUDC in 1993.

Interest Charges

    Interest charges during 1995 increased $2.3 million (15.9%) due primarily to higher short-term interest rates (6.1% for 1995 versus 4.9% in 1994) and a higher average level of borrowings ($7.9 million).

    For 1994, long-term interest charges increased $931,000 (7%) due to a full year of new debt ($65 million) issued in March 1993 (offset somewhat by the retirement of $21.3 million of debt in 1993). Other interest charges declined by $1 million (59.6%) despite higher average rates on short-term borrowings (4.9% versus 3.4%) due to the significantly lower average level of borrowings ($6.4 million versus $16.1 million) resulting from a higher level of internal-ly generated funds and the 1993 financing activity.

Item 8.  Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed here-with on pages 19 through 38 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure

    None.

<PAGE 19>

                         COMMONWEALTH ELECTRIC COMPANY

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Electric Company:

    We have audited the accompanying balance sheets of COMMONWEALTH ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Electric Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended Decem-ber 31, 1995, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
February 16, 1996.

<PAGE 20>

                         COMMONWEALTH ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   PART II.


FINANCIAL STATEMENTS

    Balance Sheets at December 31, 1995 and 1994

    Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

    Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993

    Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and
    1993

    Notes to Financial Statements


                                   PART IV.


SCHEDULES

    I Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1995, 1994 and 1993

    II Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993

SCHEDULES OMITTED

    All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.

<PAGE 21>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                                    ASSETS



                                                         1995        1994
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $520 714   $496 166
  Less - Accumulated depreciation                        154 170    143 877
                                                         366 544    352 289
  Add - Construction work in progress                      1 912      5 216
                                                         368 456    357 505


INVESTMENTS
  Equity in nuclear electric power company                   590        654
  Other                                                       14         14
                                                             604        668


CURRENT ASSETS
  Cash                                                     1 430      1 637
  Accounts receivable -
    Affiliates                                             2 570      3 713
    Customers, less reserves of $2,379,000 in 1995
      and $2,841,000 in 1994                              41 951     37 862
  Unbilled revenues                                        5 795      8 899
  Inventories, at average cost -
    Materials and supplies                                 3 338      4 152
    Electric production fuel oil                             125        149
  Prepaid property taxes                                   2 843      2 739
  Other                                                    1 799      1 731
                                                          59 851     60 882

DEFERRED CHARGES                                          77 916     57 831

                                                        $506 827   $476 886
















The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                        CAPITALIZATION AND LIABILITIES



                                                         1995        1994
                                                      (Dollars in Thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)             $ 51 099   $ 51 099
    Amounts paid in excess of par value                   97 112     97 112
    Retained earnings                                     20 708     15 350
                                                         168 919    163 561
  Long-term debt, less current
    sinking fund requirements                            154 275    157 817
                                                         323 194    321 378

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                17 300      6 400
    Advances from affiliates                               1 545        200
                                                          18 845      6 600

  Other Current Liabilities -
    Current sinking fund requirements                      3 553      1 053
    Accounts payable -
      Affiliates                                           8 987      7 716
      Other                                               32 699     31 911
    Accrued taxes -
      Local property and other                             3 068      3 721
      Income                                              18 721      8 049
    Accrued interest                                       3 946      3 966
    Other                                                  7 796      9 725
                                                          78 770     66 141
                                                          97 615     72 741

DEFERRED CREDITS
  Accumulated deferred income taxes                       44 211     42 074
  Unamortized investment tax credits                       7 559      7 994
  Other                                                   34 248     32 699
                                                          86 018     82 767
COMMITMENTS AND CONTINGENCIES
                                                        $506 827   $476 886







The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                         COMMONWEALTH ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                            1995         1994        1993
                                                (Dollars in Thousands)


ELECTRIC OPERATING REVENUES               $434 625     $438 624    $430 484

OPERATING EXPENSES
  Electricity purchased for resale
    and fuel                               281 130      287 632     284 980
  Transmission                               4 653        4 734       4 836
  Other operation                           69 541       70 581      72 962
  Maintenance                               10 569       10 053      10 714
  Depreciation                              16 377       15 619      15 032
  Taxes -
    Income                                  11 041        9 670       7 158
    Local property                           5 137        5 275       5 023
    Payroll and other                        2 750        2 735       3 066
                                           401 198      406 299     403 771

OPERATING INCOME                            33 427       32 325      26 713

OTHER INCOME (EXPENSE)
  Allowance for equity funds used
    during construction                        -            325         -
  Other, net                                (1 323)      (1 967)        249
                                            (1 323)      (1 642)        249

INCOME BEFORE INTEREST CHARGES              32 104       30 683      26 962

INTEREST CHARGES
  Long-term debt                            14 081       14 183      13 252
  Other interest charges                     3 166          703       1 738
  Allowance for borrowed funds used
    during construction                       (312)        (276)       (106)
                                            16 935       14 610      14 884

NET INCOME                                $ 15 169     $ 16 073    $ 12 078












The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                         COMMONWEALTH ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                            1995         1994        1993
                                               (Dollars in Thousands)

Balance at beginning of year              $15 350      $15 118     $14 882

Add (Deduct):
  Net income                               15 169       16 073      12 078
  Cash dividends on common stock           (9 811)     (15 841)    (11 842)

Balance at end of year                    $20 708      $15 350     $15 118







































The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                         COMMONWEALTH ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995       1994       1993
                                                    (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 15 169   $ 16 073   $ 12 078
  Effects of noncash items -
    Depreciation and amortization               19 849     17 723     16 447
    Deferred income taxes                       11 782      8 672      4 407
    Investment tax credits                        (435)      (436)      (446)
  Change in working capital, exclusive of
      cash, advances to affiliates and
      interim financing -
    Accounts receivable and unbilled
      revenues                                     158         14      5 228
    Income taxes, net                           10 672      5 712      1 727
    Local property and other taxes, net           (757)       503        222
    Accounts payable and other                   3 380      8 816      8 935
  Fuel charge stabilization deferral            (3 447)   (15 964)       -
  Deferred postretirement benefit and
    pension costs                               (1 067)    (4 609)    (5 189)
  Power contract buy-out                       (25 500)       -          -
  All other operating items                     (3 803)    (8 723)    (4 488)

Net cash provided by operating activities       26 001     27 781     38 921

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)             (24 788)   (22 865)   (18 631)
  Allowance for borrowed funds used
    during construction                           (312)      (276)      (106)
  Payment from (advances to) affiliates            -        4 485     (4 485)

Net cash used for investing activities         (25 100)   (18 656)   (23 222)

FINANCING ACTIVITIES
  Long-term debt issues                            -          -       65 000
  Sale of common stock to Parent                   -          -       35 000
  Payment of dividends                          (9 811)   (15 841)   (11 842)
  Proceeds from (payment of)
    short-term borrowings                       10 900      6 400    (67 275)
  Advances from (payment to) affiliates          1 345        200    (11 840)
  Long-term debt issues refunded                   -          -      (21 300)
  Retirement of long-term debt
    through sinking funds                       (3 542)    (1 041)    (1 155)

Net cash used for financing activities          (1 108)   (10 282)   (13 412)

Net increase (decrease) in cash                   (207)    (1 157)     2 287
Cash at beginning of period                      1 637      2 794        507
Cash at end of period                         $  1 430   $  1 637   $  2 794

The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                         COMMONWEALTH ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the System). The System is the parent company and, together with its subsidiaries, is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several nonregulated companies. The Company's operations are involved in the production and sale of electricity to approxi-mately 314,900 customers (including 47,500 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents.

    The Company has 889 regular employees including 571 (64%) who are repre-sented by three collective bargaining units. An agreement with one unit representing approximately 31% of regular employees was settled in early 1996. Employee relations have generally been satisfactory.

(2) Significant Accounting Policies

    (a) Principles of Accounting

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (b) Regulatory Assets and Liabilities

    The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities (DPU).

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted on January 1, 1996, will have a material impact on its financial position or results of opera-

<PAGE 27>

                         COMMONWEALTH ELECTRIC COMPANY

tions. However, this conclusion may change in the future as changes are made in the current regulatory framework pursuant to an electric utility restruc-turing order issued by the DPU in August 1995.

    The principal regulatory assets included in deferred charges at December 31, 1995 and 1994 were as follows:

                                                       1995         1994
                                                    (Dollars in Thousands)

    Purchased power contract buy-out                 $23 838     $   -
    Fuel charge stabilization                         22 063      16 638
    Postretirement benefit costs
      including pensions                              12 283      11 215
    Yankee Atomic unrecovered plant
      and decommissioning costs                        5 630      10 204
    Pilgrim nuclear plant litigation costs             6 644       7 001
    Conservation and load management costs             2 968       3 659
    Other                                                804       5 449
                                                     $74 230     $54 166

    The regulatory liabilities reflected in the accompanying balance sheets in deferred credits at December 31, 1995 and 1994 were as follows:

                                                       1995         1994
                                                    (Dollars in Thousands)

    Excess Seabrook-related deferred income taxes    $ 4 887     $   -
    Other deferred income taxes                        2 182       3 720
    Excess replacement power refunds                   1 719         -
      Total regulatory liabilities                   $ 8 788     $ 3 720

    As of December 31, 1995, $52.2 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers over a weighted average period of approximately 8 years. In addition, the fuel charge stabilization deferral is expected to be recovered over a six-year period beginning in April 1998, pursuant to a yet to be determined recovery schedule and subject to final DPU approval. The Company intends to request and expects to receive approval for recovery of its remaining regulatory assets in future rate proceedings.

    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases from Canal Electric Company (Canal), an affiliated wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other system companies are subject to review by the DPU.

<PAGE 28>

                         COMMONWEALTH ELECTRIC COMPANY

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:
                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in Thousands)

       1995            $29 469           $26 905              $17 240
       1994             34 256            34 617               21 508
       1993             40 537            36 702               20 881

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 2(b). The Company sold electricity to other affiliates, primarily station service for Canal, totaling $2,047,000, $1,401,000 and $2,973,000 in 1995, 1994 and 1993, respectively.

    (d) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers currently for costs associated with purchased power and transmission, fuel used in electric production and conservation and load management (C&LM) costs through adjust-ment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DPU.

    The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues. However, as of December 31, 1995 and 1994, the Company had overcollected $1,297,000 and $1,323,000, respectively, which is reflected as a liability in the accompany-ing balance sheets. These overcollected fuel-related amounts are returned to customers in subsequent months.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 3.31% in 1995, 1994 and 1993.

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

<PAGE 29>

                         COMMONWEALTH ELECTRIC COMPANY

include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in the accompanying statements of income.

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 7.25% in 1995, 10% in 1994 and 4% in 1993.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $110 million for the five-year period 1996 through 2000. Of that amount, $24.1 million is estimated for 1996. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

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

    The Company also has long-term contracts to purchase capacity from other generating facilities. Information relative to these contracts is as follows:

                         Range of
                         Contract
                        Expiration  Entitlement     1995      1994      1993
                          Dates       %     MW      Cost      Cost      Cost
                                                     (Dollars in Thousands)
    Type of Unit
    Cogenerating         2008-2018    (a) 180.8   $106 957  $122 496  $ 99 620
    Oil                  2000-2009    (b) 266.0     29 468    34 256    40 537
    Nuclear              2012-2026    (c) 105.7     71 953    76 092    77 280
    Waste-to-energy         2015     100   67.0     37 526    38 107    34 189
    Hydro                2014-2023   100   23.6      9 933     7 521     8 904
      Total                               643.1   $255 837  $278 472  $260 530

    (a) Includes contracts to purchase power from various cogenerating units with capacity entitlements ranging from 11.1% to 100%.
    (b) Includes entitlements in Canal Unit 1 (20%) and Canal Unit 2 (40%).
    (c) Includes entitlements in Seabrook 1 (2.8%) and Pilgrim (11%).

<PAGE 30>

                         COMMONWEALTH ELECTRIC COMPANY

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying statements of income and are recoverable in revenues.

    The estimated aggregate obligations for capacity under the life-of-the-unit contracts, including the Canal and Seabrook 1 units, and other long-term purchased power contracts in effect for the five years subsequent to 1995 are as follows:

                                      Long-Term
                                      Purchased
                                        Power
                                (Dollars in Thousands)

                            1996       $276 558
                            1997        293 671
                            1998        309 144
                            1999        317 637
                            2000        322 033

    (c) Yankee Atomic Nuclear Power Plant

    In 1992, Yankee Atomic Electric Company (Yankee Atomic) permanently discontinued power operation and began the decommissioning of the Yankee Nuclear Power Station (the plant). At December 31, 1995, the Company's 2.5% investment in Yankee Atomic was $590,000. The Company's estimated decom-missioning costs include its unrecovered share of all costs associated with the shutdown of the plant, recovery of its plant investment, and decommission-ing and closing the plant. The most recent cost estimate to permanently shut down the plant is approximately $225.2 million at December 31, 1995. The Company's share of this liability is $5.6 million and is reflected in the accompanying balance sheets as a liability and corresponding regulatory asset. The market value of the Company's share of assets in the plant's decommis-sioning fund at December 31, 1995 is approximately $3.2 million.

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

(4) Income Taxes

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

<PAGE 31>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1995, 1994 and 1993:

                                            1995       1994       1993
                                              (Dollars in Thousands)
    Federal
      Current                             $(2 036)   $ 1 133    $ 2 627
      Deferred                             10 014      7 242      3 705
      Investment tax credits                 (435)      (437)      (446)
                                            7 543      7 938      5 886
    State
      Current                                 (39)       302        570
      Deferred                              1 768      1 315        749
                                            1 729      1 617      1 319
                                            9 272      9 555      7 205
    Amortization of regulatory liability
      relating to deferred income taxes       -          115        (47)
                                          $ 9 272    $ 9 670    $ 7 158
    Federal and state income taxes
      charged to:
        Operating expense                 $11 041    $ 9 670    $ 7 158
        Other expense                      (1 769)       -          -
                                          $ 9 272    $ 9 670    $ 7 158

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1995 and
1994:
                                             1995          1994
                                           (Dollars in Thousands)
    Liabilities
      Property-related                     $49 089       $47 233
      Power contract buy-out                10 002           -
      Fuel charge stabilization              8 149         6 526
      All other                              8 879         7 305
                                            76 119        61 064
    Assets
      Investment tax credit                  4 879         5 159
      Pension plan                           1 539         1 496
      Uncollectible accounts                   936         1 118
      Imprudence issues                      1 136           -
      All other                              3 707         3 118
                                            12 197        10 891
    Accumulated deferred income taxes, net $63 922       $50 173

    The net year-end deferred income tax liability above includes a current deferred tax liability of $19,711,000 and $8,099,000 in 1995 and 1994, respec-tively, which are included in accrued income taxes in the accompanying balance sheets.

<PAGE 32>

                         COMMONWEALTH ELECTRIC COMPANY

    The total income tax provision set forth previously represents 38% in 1995 and 1994, and 37% in 1993 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1995     1994     1993
                                                      (Dollars in Thousands)
    Federal statutory rate                              35%      35%      35%

    Federal income tax expense at statutory levels  $8 554   $9 010   $6 733
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit           1 124    1 051      858
      Tax versus book depreciation                     139      109      117
      Amortization of investment tax credits          (435)    (436)    (446)
      Reversals of capitalized expenses                (64)     (67)     (68)
      Amortization of excess deferred reserves         -        115      (47)
      Equity AFUDC                                     -       (114)     -
      Other                                            (46)       2       11
                                                    $9 272   $9 670  $ 7 158

      Effective federal income tax rate                 38%      38%      37%

(5) Employee Benefit Plans

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

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1995       1994       1993
                                                    (Dollars in Thousands)

    Service cost                               $  2 839   $  3 196   $  2 630
    Interest cost                                10 983      9 793      9 283
    Return on plan assets - (gain)/loss         (28 360)     2 043    (16 412)
    Net amortization and deferral                19 180    (10 046)     9 130
        Total pension expense                     4 642      4 986      4 631
    Transfers to affiliated companies, net         (157)        74       (465)
    Less: Amounts capitalized and deferred        1 064      1 921      1 379
        Net pension expense                    $  3 421   $  3 139   $  2 787

    Discount rate                                8.50%      7.25%      8.50%
    Assumed rate of return                       9.00       8.50       8.50
    Rate of increase in future compensation      5.00       4.50       5.50

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is reflected in base rates, and pension expense, recognized pursuant to SFAS No. 87, "Employers' Accounting

<PAGE 33>

                         COMMONWEALTH ELECTRIC COMPANY

for Pensions." The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                   1995           1994
                                                  (Dollars in Thousands)
    Accumulated benefit obligation:
        Vested                                  $(110 200)     $ (91 450)
        Nonvested                                 (12 089)       (10 490)
                                                $(122 289)     $(101 940)

    Projected benefit obligation                $(148 445)     $(125 534)
    Plan assets at fair market value              139 387        114 876
        Projected benefit obligation
          greater than plan assets                 (9 058)       (10 658)
    Unamortized transition obligation               3 860          4 503
    Unrecognized prior service cost                 5 720          6 283
    Unrecognized gain                              (6 717)        (6 086)
        Accrued pension liability               $  (6 195)     $  (5 958)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1995           1994

    Discount rate                                  7.25%          8.50%
    Rate of increase in future compensation        4.25           5.00

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

    (b) Other Postretirement Benefits

    Historically, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more, provided that such service was performed for the Company or another subsidiary of the System. However, as of January 1, 1993, the Company elimi-nated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits. In addition, certain collec-tive bargaining employees are also participating under these new eligibility requirements.

    The Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993 and the cumulative effect of implementation of SFAS No. 106 was approximately $48.3 million which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as benefits were paid.

    The Company makes contributions to various voluntary employees' benefi-ciary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation.

<PAGE 34>

                         COMMONWEALTH ELECTRIC COMPANY

The Company contributed approximately $6,440,000, $6,677,000 and $5,964,000 to these trusts during 1995, 1994 and 1993, respectively.

    The net periodic postretirement benefit cost for the years ended
December 31, 1995, 1994 and 1993 include the following components and related assumptions:

                                               1995      1994      1993
                                                (Dollars in Thousands)

    Service cost                              $  921    $1 127     $1 093
    Interest cost                              4 158     3 799      4 103
    Return on plan assets                     (2 956)      (95)      (292)
    Amortization of transition obligation
       over 20 years                           2 417     2 417      2 417
    Net amortization and deferral              1 918      (547)         3
       Total postretirement benefit cost       6 458     6 701      7 324
    Transfer from affiliated companies, net     (516)     (465)      (316)
    Less: Amounts capitalized and deferred     1 733     4 268      5 144
       Net postretirement benefit cost        $4 209    $1 968     $1 864

    Discount rate                               8.50%     7.25%      8.50%
    Assumed rate of return                      9.00      8.50       8.50
    Rate of increase in future compensation     5.00      4.50       4.50

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1995 and 1994 is as follows:

                                                      1995        1994
                                                   (Dollars in Thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $(31 561)   $ (27 808)
      Fully eligible active plan participants         (5 032)      (3 681)
      Other active plan participants                 (21 752)     (19 598)
                                                     (58 345)     (51 087)
    Plan assets at fair market value                  16 593        9 797
    Accumulated postretirement benefit obligation
       greater than plan assets                      (41 752)     (41 290)
    Unamortized transition obligation                 41 083       43 500
    Unrecognized (gain) loss                             669       (2 210)
                                                    $    -      $     -

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1995 and 1994:
                                                      1995        1994

    Discount rate                                     7.25%       8.50%
    Rate of increase in future compensation           4.25        5.00
    Medicare part B premiums                         12.20       12.30
    Medical care                                      8.00        8.50
    Dental care                                       5.00        5.00

<PAGE 35>

                         COMMONWEALTH ELECTRIC COMPANY

    The above rates, with the exception of the dental rate which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $695,000 impact on the Company's annual expense and would change the APBO by approximately $7.1 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefit expense in future years.

    Effective May 1, 1995, the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts which allows the Company to fully expense costs relating to SFAS No. 106 expense and to amortize its $8.6 million deferred balance to expense over a ten-year period. At December 31, 1995 and 1994, the Company's deferral amounted to approxi-mately $8 million and $7.3 million, respectively.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $1,813,000 in 1995, $1,746,000 in 1994 and $1,700,000 in 1993.

(6) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1995, system companies had $80 million of committed lines of credit that will expire at varying intervals in 1996. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At
December 31, 1995, the system's uncommitted lines of credit totaled $70 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 6.1% and 4.9% in 1995 and 1994, respectively. Notes payable to banks totaled $17.3 million and $6.4 million at December 31, 1995 and 1994, respectively.

    (b) Advances from Affiliates

    The Company had no notes payable to the System at December 31, 1995.
Notes payable to the System totaled $200,000 at December 31, 1994. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.8% and 7.3% in 1995 and 1994, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower

<PAGE 36>

                         COMMONWEALTH ELECTRIC COMPANY

interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.8 % and 4.3% in 1995 and 1994, respec-tively. Notes payable to the Pool totaled $1,545,000 at December 31, 1995. The Company had no notes payable to the Pool at December 31, 1994.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1995       1994
                                                  (Dollars in Thousands)

   15-Year Term Loan, 9.30%, due 2002         $30 000    $30 000    $30 000
   25-Year Term Loan, 9.37%, due 2012          20 000     16 842     17 895
   10-Year Notes, 7.43%, due 2003              15 000     15 000     15 000
   15-Year Notes, 9.50%, due 2004              15 000     12 500     15 000
   15-Year Notes, 7.70%, due 2008              10 000     10 000     10 000
   18-Year Notes, 9.55%, due 2007              10 000     10 000     10 000
   20-Year Notes, 7.98%, due 2013              25 000     25 000     25 000
   25-Year Notes, 9.53%, due 2014              10 000     10 000     10 000
   30-Year Notes, 9.60%, due 2019              10 000     10 000     10 000
   30-Year Notes, 8.47%, due 2023              15 000     15 000     15 000
                                                        $154 342   $157 895

    The Company, under favorable conditions, may purchase its outstanding notes in advance; however, an early payment premium may be incurred. Certain of these agreements require the Company to make periodic sinking fund payments for retirement of outstanding long-term debt. The required sinking fund payments for the five years subsequent to December 31, 1995 are as follows:

                     Year        Sinking Funds
                            (Dollars in Thousands)

                     1996           $3 553
                     1997            3 553
                     1998            3 553
                     1999            3 553
                     2000            2 053

<PAGE 37>

                         COMMONWEALTH ELECTRIC COMPANY

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing balance sheets as of December 31, 1995 and 1994 is as follows:

                                1995                        1994
                                     (Dollars in Thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt     $157 828      $181 743     $158 870      $157 762

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

(7) Dividend Restriction

    At December 31, 1995, approximately $9,617,000 of retained earnings was restricted against the payment of cash dividends by terms of term loans and note agreements securing long-term debt.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of noncanc-elable operating leases consisted of the following at December 31, 1995:

                                                    Operating Leases
                                                  (Dollars in Thousands)

                  1996                                   $ 2 486
                  1997                                     1 191
                  1998                                       695
                  1999                                       567
                  2000                                       389
                  Beyond 2000                                926
                  Total future minimum lease payments    $ 6 254

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,164,000 in 1995 and $3,491,000 in 1994 and 1993.
There were no contingent rentals and no sublease rentals for the years 1995, 1994 and 1993.

<PAGE 38>

                         COMMONWEALTH ELECTRIC COMPANY

(9) Supplemental Disclosures of Cash Flow Information

    The Company's supplemental information concerning cash flow activities is as follows:

                                                  1995      1994      1993
                                                   (Dollars in Thousands)
    Cash paid (received) during the periods for:
        Interest (net of capitalized amounts)   $ 15 685  $ 13 908  $ 13 074
        Income taxes                              (1 119)    2 301     2 438

<PAGE 39>

                         COMMONWEALTH ELECTRIC COMPANY
                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 20).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1993, 1994 and 1995 (page 50).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993 (page 51).

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

<PAGE 40>

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

<PAGE 41>

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

<PAGE 42>

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

<PAGE 43>

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

<PAGE 44>

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

<PAGE 46>

                         COMMONWEALTH ELECTRIC COMPANY

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

10.1.35.1 System Power Sales Agreement by and between CL&P, WMECO, and PSNH, as sellers, and the Company, as buyer, of power for peaking capac-ity and related energy, dated January 13, 1995, as effective June 1, 1995 and extending to October 31, 2000 (Exhibit 2 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.36 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.36.1 Power Sales Agreement to 10.1.36 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.36.2 Amendment to 10.1.36 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.36.3 Second Amendment to 10.1.36.2 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to the CE Form 10-Q (June
           1991), File No. 2-7749).

<PAGE 47>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.37 System Power Sales Agreement by and between CE (seller) and NEP (buyer), dated January 6, 1984 (Exhibit 1 to the CE Form 10-Q (June 1985), File No. 2-7749).

10.1.38 Service Agreement by and between CE and NEP dated March 24, 1984, whereas CE agrees to purchase short-term power applicable to NEP'S FERC Electric Tariff Number 5 (Exhibit 1 to the CE Form 10-Q (June
           1987), File No. 2-7749).

10.1.39 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associates, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.39.1 First Amendment to 10.1.39 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.39.2 Second Amendment to 10.1.39 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.39.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.39.4 Amendment to 10.1.39.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.40 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to the CE Form 10-Q (Septem-ber 1991), File No. 2-7749).

10.1.40.1 First Amendment, dated November 24, 1992, to 10.1.40 (Exhibit 1 to the CE Form 10-Q (March 1993), File No. 2-7749).

10.1.41 System Power Exchange Agreement by and between CE and New England Power Company dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q March 1992), File No. 2-7749).

10.1.41.1 First Amendment, dated September 8, 1992, to 10.1.41, dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q (Sept. 1992), File No. 2-7749).

10.1.41.2 Second Amendment, dated March 2, 1993, to 10.1.41 (Exhibit 2 to the CE Form 10-Q (March 1993), File No. 2-7749).

10.1.42 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between CE (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June
           1992), File No. 2-7749).

10.1.42.1 Second Amendment, dated June 23, 1994, to 10.1.42 (Exhibit 4 to the CE Form 10-Q (June 1995), File No. 2-7749).

<PAGE 48>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.43 Power Purchase Agreement by and between Masspower (seller) and the Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.44 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and the Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogen-eration facility, dated February 20, 1992 (Exhibit 2 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.44.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., CEL, the Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.44.2 First Amendment, dated November 7, 1994, to 10.1.44 by and between the Company and Altresco Pittsfield, L.P. dated February 20, 1992

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

<PAGE 49>

                         COMMONWEALTH ELECTRIC COMPANY

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

10.2.3.8 Twenty-sixth Agreement to 10.2.3 as amended March 15, 1989 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Agreement to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-eighth Agreement to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-
           7316).

10.2.3.11 Twenty-ninth Agreement to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

Exhibit 27. Financial Data Schedule

           Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1995.

           Filed herewith as Exhibit 2 is the restated Financial Data Sched-ule for the twelve months ended December 31, 1994.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1995.

<PAGE 50>

                                                               SCHEDULE I

                         COMMONWEALTH ELECTRIC COMPANY
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                             FROM RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                            (Dollars in Thousands)

Name of Issuer and
Description of Investment

Common Stock - Yankee Atomic Electric Company

Balance, December 31, 1992

    Number of Shares:  3 835

    Amount                                                $601

          1993
Add: Equity in Earnings                                     -

Less: Dividends Received                                    -

Balance, December 31, 1993                                 601


          1994
Add: Equity in Earnings                                     53

Less: Dividends Received                                    -

Balance, December 31, 1994                                 654


          1995
Add: Equity in Earnings                                    (18)

Less: Dividends Received                                    46

Balance, December 31, 1995                                $590


There were no changes in the number of shares held during the years 1993, 1994 or 1995.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

See Note 3(c) of the Notes to Financial Statements included in Item 8 of this report for a discussion of the permanent closing of the nuclear plant owned by Yankee Atomic Electric Company.

<PAGE 51>

SCHEDULE II

                         COMMONWEALTH ELECTRIC COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                            (Dollars in Thousands)





                                        Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts       End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts             Year Ended December 31, 1995

                      $2 841      $2 243       $704         $3 409      $2 379


                                Year Ended December 31, 1994

                      $3 268      $2 362       $641         $3 430      $2 841


                                Year Ended December 31, 1993

                      $3 131      $3 173       $783         $3 819      $3 268

<PAGE 52>

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1995

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

Principal Executive Officers:

WILLIAM G. POIST                            March 28, 1996
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                March 29, 1996
Russell D. Wright,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                            March 28, 1996
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Directors:

WILLIAM G. POIST                            March 28, 1996
William G. Poist, Director

R. D. WRIGHT                                March 29, 1996
Russell D. Wright, Director

JAMES D. RAPPOLI                            March 28, 1996
James D. Rappoli, Director