Form 10-Q
period 1996-03-31
COMMONWEALTH ELECTRIC CO
filed 1996-05-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                   May 1, 1996

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                                  (Unaudited)

                                                   March 31,     December 31,
                                                     1996            1995
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $523 782       $520 714
  Less - Accumulated depreciation                    157 653        154 170
                                                     366 129        366 544
  Add - Construction work in progress                  4 173          1 912
                                                     370 302        368 456

INVESTMENTS
  Equity in nuclear electric power company               609            590
  Other                                                   14             14
                                                         623            604

CURRENT ASSETS
  Cash                                                 1 354          1 430
  Accounts receivable -
    Affiliates                                         3 111          2 570
    Customers                                         46 022         41 951
  Unbilled revenues                                    6 097          5 795
  Prepaid property taxes                               1 422          2 843
  Inventories and other                                4 787          5 262
                                                      62 793         59 851

DEFERRED CHARGES                                      72 146         77 916

                                                    $505 864       $506 827












                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   March 31,     December 31,
                                                     1996            1995
                                                    (Dollars in Thousands)
CAPITALIZATION
   Common Equity -
     Common stock, $25 par value -
       Authorized and outstanding -
         2,043,972 shares wholly-owned by
         Commonwealth Energy System (Parent)        $ 51 099       $ 51 099
     Amounts paid in excess of par value              97 112         97 112
     Retained earnings                                16 792         20 708
                                                     165 003        168 919
   Long-term debt, less current sinking
     fund requirements                               153 225        154 275
                                                     318 228        323 194

CURRENT LIABILITIES
   Interim Financing -
     Notes payable to banks                           10 325         17 300
     Advances from affiliates                         12 725          1 545
                                                      23 050         18 845

   Other Current Liabilities -
     Current sinking fund requirements                 3 553          3 553
     Accounts payable -
       Affiliates                                     11 131          8 987
       Other                                          31 062         32 699
     Accrued taxes -
       Local property and other                        2 418          3 068
       Income                                         20 749         18 721
     Other                                            10 350         11 742
                                                      79 263         78 770
                                                     102 313         97 615

DEFERRED CREDITS
   Accumulated deferred income taxes                  44 657         44 211
   Unamortized investment tax credits                  7 451          7 559
   Other                                              33 215         34 248
                                                      85 323         86 018

COMMITMENTS AND CONTINGENCIES

                                                    $505 864       $506 827



                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)



                                                      1996           1995
                                                    (Dollars in Thousands)

ELECTRIC OPERATING REVENUES                         $117 896       $113 598

OPERATING EXPENSES
   Electricity purchased for resale,
     transmission and fuel                            79 230         77 963
   Other operation and maintenance                    20 113         19 625
   Depreciation                                        4 290          4 102
   Taxes -
     Income                                            2 996          2 664
     Local property                                    1 434          1 382
     Payroll and other                                 1 040          1 010
                                                     109 103        106 746

OPERATING INCOME                                       8 793          6 852

OTHER INCOME                                              28          1 270

INCOME BEFORE INTEREST CHARGES                         8 821          8 122

INTEREST CHARGES
   Long-term debt                                      3 492          3 521
   Other interest charges                                504            375
   Allowance for borrowed funds
     used during construction                            (48)          (113)
                                                       3 948          3 783

NET INCOME                                             4 873          4 339

RETAINED EARNINGS -
   Beginning of period                                20 708         15 350
   Dividends on common stock                          (8 789)        (3 475)

   End of period                                    $ 16 792       $ 16 214









                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                        1996           1995
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                          $ 4 873       $  4 339
  Effects of noncash items -
    Depreciation and amortization                       5 384          4 413
    Deferred income taxes and investment
      tax credits, net                                   (694)          (464)
  Change in working capital, exclusive of cash
    and interim financing                              (2 525)        (6 406)
  All other operating items                             4 105           (116)

Net cash provided by operating activities              11 143          1 766

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (5 537)        (6 757)
  Allowance for borrowed funds used during
    construction                                          (48)          (113)

Net cash used for investing activities                 (5 585)        (6 870)

FINANCING ACTIVITIES
  Payment of short-term borrowings                     (6 975)        (6 400)
  Advances from affiliates                             11 180         15 705
  Payment of dividends                                 (8 789)        (3 475)
  Sinking funds payments                               (1 050)        (1 050)

Net cash provided by (used for) financing activities   (5 634)         4 780

Net decrease in cash                                      (76)          (324)
Cash at beginning of period                             1 430          1 637

Cash at end of period                                 $ 1 354       $  1 313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $ 5 183       $  5 009
    Income taxes                                      $   639       $    315







                            See accompanying notes.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Electric Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collec-tively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies.

        The Company has 879 regular employees including 568 (65%) represented by three collective bargaining units. New agreements were reached with two bargaining units (representing approximately 54% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respec-tively.

(2) Significant Accounting Policies

        (a) Principles of Accounting

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting poli-cies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The unaudited financial statements for the periods ended March 31, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

    various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of March 31, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU.

        The principal regulatory assets included in deferred charges were as follows:
                                                      March 31,  December 31,
                                                         1996        1995
                                                      (Dollars in Thousands)

        Purchased power contract buy-out               $ 23 185    $ 23 838
        Fuel charge stabilization                        17 901      22 063
        Postretirement benefit costs including pensions 12 180 12 283 Yankee Atomic unrecovered plant and
           decommissioning costs                          5 331       5 630
        Pilgrim nuclear plant litigation costs            6 554       6 644
        Conservation and load management costs            2 806       2 968
        Other                                               760         804
                                                       $ 68 717    $ 74 230

        The regulatory liabilities included in deferred credits were as follows:
                                                      March 31,  December 31,
                                                         1996        1995
                                                      (Dollars in Thousands)

        Excess Seabrook-related deferred income taxes   $ 4 363     $ 4 887
        Other deferred income taxes                       2 182       2 182
        Excess replacement power refunds                  1 535       1 719
                                                        $ 8 080     $ 8 788

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $110 million for the five-year period 1996 through 2000. Of that amount, $24.1 million is estimated for 1996. As of March 31, 1996, the Company's construction expenditures amounted to approximately $5.6 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1996 and 1995 and unit sales for these periods is shown below:

                                                     Three Months Ended
                                                          March 31,
                                                         1996 and 1995
                                                     Increase (Decrease)
                                                    (Dollars in Thousands)

Electric Operating Revenues                          $ 4 298      3.8%

Operating Expenses -
   Electricity purchased for resale,
    transmission and fuel                              1 267      1.6
   Other operation and maintenance                       488      2.5
   Depreciation                                          188      4.6
   Taxes -
    Federal and state income                             332     12.5
    Local property and other                              82      3.4
                                                       2 357      2.2

Operating Income                                       1 941     28.3

Other Income                                          (1 242)   (97.8)

Income Before Interest Charges                           699      8.6

Interest Charges                                         165      4.4

Net Income                                           $   534     12.3

Unit Sales (Megawatthours or MWH)
   Retail                                             44 628      5.5
   Wholesale                                         (42 855)   (15.7)
    Total unit sales                                   1 773      0.2

    The following is a summary of unit sales (in MWH) for the periods indicated:

                                                  Unit Sales (MWH)
         Three Months Ended          Total        Retail       Wholesale

          March 31, 1996             1 088 624    858 162      230 462
          March 31, 1995             1 086 851    813 534      273 317

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the first quarter of 1996 increased by $4.3 million (3.8%) from the corresponding period in 1995 due primarily to a 5.5% increase in retail unit sales, including a 6.6% increase in residential unit sales that resulted from a colder than normal first quarter this year compared to a very mild first quarter last year. The Company's residential customer class provided approximately 57% of its total retail sales revenue and approximately 10% of those customers rely on electricity for space heating. Revenues from wholesale sales were lower by 7.2% reflecting the changing capacity needs of non-affiliated utilities and NEPOOL. Fluctuations in the level of wholesale electric sales have no impact on net income.

    The current quarter reflects a reduced amount of power purchased from several higher-cost non-utility generators (approximately 5%) that was replaced with lower-cost generation from affiliate Canal Electric Company's Units 1 and 2 (approximately 44%). Purchases from these units were signifi-cantly lower in 1995 due to a combination of both scheduled and unscheduled maintenance.

Other Operation and Maintenance

    The 2.5% increase in other operation and maintenance was primarily due to higher costs for postretirement benefits ($995,000) and conservation and load management programs ($535,000), offset somewhat by lower employee health and life insurance costs ($579,000) and a lower provision for bad debt expense.

Depreciation and Taxes

    Depreciation expense increased 4.6% due to a higher level of depreciable property, plant and equipment. The increase in federal and state income taxes ($332,000) was due to a higher level of pretax income. Local property and other taxes increased $82,000 (3.4%) primarily reflecting higher tax rates and assessments in the Company's service area and, to a lesser extent, slightly higher payroll taxes.

Other Income and Interest Charges

    Other income decreased $1.2 million in the current quarter from the same period in 1995 due to the reversal of a reserve last year related to certain costs associated with the Company's energy conservation program, the recovery of which was subsequently approved by the DPU.

    Total interest charges increased $165,000 (4.4%) for the current three-month period due to a higher average amount of short-term borrowings during the period, and a decrease in the allowance for borrowed funds used during construction.

Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts in order to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

services with a minimum impact on the environment. Each of the state's electric utilities, together with other interested parties, participated in this proceeding that initially established a set of principles that would govern the restructuring of the electric industry in Massachusetts.

    In February 1996, certain utilities submitted required proposals detailing how they would plan to move into a competitive market structure. Since that time, the DPU held a generic proceeding that focused on many of the policy issues raised in its original order. On April 12, 1996, the Company and Cambridge Electric (the Companies), in response to the generic proceeding, filed comments with the DPU on several issues that should be addressed in creating a restructured electric utility industry which, together with comments from other interested parties, provided valuable input to the DPU in its development of proposed rules that were summarized in its order issued on May 1, 1996. The proposed rules, which are subject to public comment and hearings prior to adoption of final rules in October 1996, are based on the following policies:

    (1) An Independent System Operator which: (a) operates the regional transmission system reliably; (b) is independent and unaffiliated with electric companies; and (c) applies comparable transmission rates, terms and conditions to all generators;

    (2) A Power Exchange to manage a competitive bidding pool for short-term power sales;

    (3) Functional separation of electric companies into generation, trans-mission and distribution corporate entities;

    (4) Preservation of discounts for low-income customers, shut-off protec-tions and provision of service to all customers;

    (5) Registration requirements for generation suppliers, including market-ers and aggregators;

    (6) A reasonable opportunity for recovery of stranded costs, including a proposal to protect municipalities from loss of utility property taxes associated with diminished generation plant value;

    (7) Options for phased incentives for electric companies to divest their generation assets to stimulate a robust competitive market;

    (8)  Promotion of environmental goals;

    (9)  Support for energy efficiency and renewable energy resources;

    (10) Encouragement, but not a requirement, for towns with Municipal Electric Companies to participate in the restructured industry;

    (11) A price cap system of economic incentive regulation for the remaining distribution and transmission monopolies;

    (12) Unbundling of rates on bills by January 1, 1997 into separate components of transmission, distribution and a market proxy for energy costs. Implementation of competitive generation market by January 1, 1998.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

    In its May 1, 1996 order, the DPU acknowledged that it does not have jurisdiction in such areas as environmental regulation and the establishment of an Independent System Operator or a Power Exchange. Federal and state environmental agencies and the Federal Energy Regulatory Commission have the requisite authority in these areas. However, the DPU determined that it was important for it to express its initial views regarding these components of a restructured electric industry.

    In accordance with the DPU's schedule, the Companies will file revenue-neutral unbundled rates in October 1996 for effect in January 1997. Also, during 1997, the Companies will file their comprehensive restructuring proposal. One element of the Companies' proposal (announced on February 15, 1996) would require the Companies to voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competitive market of entitlements in all twenty-one contracts, including contracts held by the Companies involving the System's generating subsidiary Canal Electric. The proposal provides for total recovery of the difference between the current market value of the Companies' power contracts and their original unavoidable costs. This difference, considered to be a stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas. The auction approach has received initial positive reviews from the Commonwealth of Massachusetts Division of Energy Resources and the Office of the Attorney General. Manage-ment is unable to predict the ultimate outcome of the overall proceedings or the Companies' specific proposal.

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1996.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the three months ended March 31, 1995.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1996.

<PAGE 13>

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



                                                 COMMONWEALTH ELECTRIC COMPANY
                                                         (Registrant)


                                                 Principal Financial and
                                                 Accounting Officer:


Date:  May 14, 1996                              JAMES D. RAPPOLI
                                                 James D. Rappoli,
                                                 Financial Vice President
                                                    and Treasurer