Form 10-Q
period 1996-06-30
COMMONWEALTH ELECTRIC CO
filed 1996-08-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 August 1, 1996

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1996            1995
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $531 011       $520 714
  Less - Accumulated depreciation                    160 503        154 170
                                                     370 508        366 544
  Add - Construction work in progress                    915          1 912
                                                     371 423        368 456

INVESTMENTS
  Equity in nuclear electric power company               621            590
  Other                                                   14             14
                                                         635            604

CURRENT ASSETS
  Cash                                                 1 516          1 430
  Accounts receivable -
    Affiliates                                         6 453          2 570
    Customers                                         41 122         41 951
  Unbilled revenues                                    8 421          5 795
  Prepaid property taxes                                 -            2 843
  Inventories and other                                5 210          5 262
                                                      62 722         59 851

DEFERRED CHARGES                                      77 028         77 916

                                                    $511 808       $506 827












                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1996            1995
                                                 (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51 099       $ 51 099
    Amounts paid in excess of par value               97 112         97 112
    Retained earnings                                 20 000         20 708
                                                     168 211        168 919
  Long-term debt, less current sinking
    fund requirements                                153 228        154 275
                                                     321 439        323 194

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            24 075         17 300
    Advances from affiliates                          12 465          1 545
                                                      36 540         18 845

  Other Current Liabilities -
    Current sinking fund requirements                  3 553          3 553
    Accounts payable -
      Affiliates                                       6 187          8 987
      Other                                           30 045         32 699
    Accrued taxes -
      Local property and other                           113          3 068
      Income                                          17 477         18 721
    Other                                             12 089         11 742
                                                      69 464         78 770
                                                     106 004         97 615

DEFERRED CREDITS
  Accumulated deferred income taxes                   45 420         44 211
  Unamortized investment tax credits                   7 343          7 559
  Other                                               31 602         34 248
                                                      84 365         86 018

COMMITMENTS AND CONTINGENCIES

                                                    $511 808       $506 827


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                   Three Months Ended       Six Months Ended
                                     1996      1995          1996       1995

ELECTRIC OPERATING REVENUES        $104 958   $ 97 704    $222 854   $211 302

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    66 304     62 285     145 534    140 248
  Other operation and maintenance    20 263     20 372      40 376     39 997
  Depreciation                        4 290      4 103       8 580      8 205
  Taxes -
    Income                            2 910      1 701       5 906      4 365
    Local property                    1 457      1 382       2 891      2 764
    Payroll and other                   645        630       1 685      1 640
                                     95 869     90 473     204 972    197 219

OPERATING INCOME                      9 089      7 231      17 882     14 083

OTHER INCOME (EXPENSE)                 (289)       (40)       (261)     1 230

INCOME BEFORE INTEREST CHARGES        8 800      7 191      17 621     15 313

INTEREST CHARGES
  Long-term debt                      3 492      3 520       6 984      7 041
  Other interest charges                588        943       1 092      1 318
  Allowance for borrowed funds
    used during construction            (21)      (123)        (69)      (236)
                                      4 059      4 340       8 007      8 123

NET INCOME                            4 741      2 851       9 614      7 190

RETAINED EARNINGS -
  Beginning of period                16 792     16 214      20 708     15 350
  Dividends on common stock          (1 533)    (4 292)    (10 322)    (7 767)

  End of period                    $ 20 000   $ 14 773    $ 20 000   $ 14 773











                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                                        1996         1995

OPERATING ACTIVITIES
  Net income                                          $  9 614     $  7 190
  Effects of noncash items -
    Depreciation and amortization                       10 782        9 597
    Deferred income taxes and investment
      tax credits, net                                     273        3 221
  Change in working capital, exclusive of cash
    and interim financing                              (12 091)       2 484
  Buy-out of power contract                                -        (25 500)
  Fuel charge stabilization deferral                       970       (5 997)
  All other operating items                             (5 274)      (1 467)

Net cash (used for) provided by operating activities     4 274      (10 472)

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (10 445)     (12 458)
  Allowance for borrowed funds used during
    construction                                           (69)        (236)

Net cash used for investing activities                 (10 514)     (12 694)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                    6 775        1 500
  Proceeds from affiliates                              10 920       29 810
  Payment of dividends                                 (10 322)      (7 767)
  Sinking funds payments                                (1 047)      (1 047)

Net cash provided by financing activities                6 326       22 496

Net increase (decrease) in cash                             86         (670)
Cash at beginning of period                              1 430        1 637

Cash at end of period                                 $  1 516     $    967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)             $  7 791     $  7 792
    Income taxes                                      $  6 159     $ (1 287)





                            See accompanying notes.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies.

        The Company has 855 regular employees including 561 (66%) represented by three collective bargaining units. New agreements were reached earlier this year with two bargaining units (representing approximately 56% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively.

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

        The unaudited financial statements for the periods ended June 30, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consist-ing of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

    various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of June 30, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see Management's Discussion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges were as follows:
                                                       June 30,  December 31,
                                                         1996        1995
                                                      (Dollars in thousands)

       Purchased power contract buy-out                $ 22 460    $ 23 838
       Fuel charge stabilization                         21 975      22 063
       Postretirement benefit costs including pensions 12 187 12 283 Yankee Atomic unrecovered plant and
          decommissioning costs                           5 013       5 630
       Pilgrim nuclear plant litigation costs             6 465       6 644
       Conservation and load management costs             2 645       2 968
       Other                                                714         804
                                                       $ 71 459    $ 74 230

       The regulatory liabilities included in deferred credits were as follows:
                                                       June 30,   December 31,
                                                         1996        1995
                                                      (Dollars in thousands)

       Excess Seabrook-related deferred income taxes    $ 3 840     $ 4 887
       Other deferred income taxes                        2 182       2 182
       Excess replacement power refunds                   1 351       1 719
                                                        $ 7 373     $ 8 788

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $110 million for the five-year period 1996 through 2000. Of that amount, $24.1 million is estimated for 1996. As of June 30, 1996, the Company's construction expenditures amounted to approximately $10.5 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended
June 30, 1996 and 1995 and unit sales for these periods is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1996 and 1995         1996 and 1995
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $  7 254    7.4%     $ 11 552     5.5%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel              4 019    6.5         5 286     3.8
  Other operation and maintenance       (109)  (0.5)          379     0.9
  Depreciation                           187    4.6           375     4.6
  Taxes -
    Federal and state income           1 209   71.1         1 541    35.3
    Local property and other              90    4.5           172     3.9
                                       5 396    6.0         7 753     3.9

Operating Income                       1 858   25.7         3 799    27.0

Other Income                            (249)(622.5)       (1 491) (121.2)

Income Before Interest Charges         1 609   22.4         2 308    15.1

Interest Charges                        (281)  (6.5)         (116)   (1.4)

Net Income                          $  1 890   66.3      $  2 424    33.7


Unit Sales (Megawatthours or MWH)
    Retail                            53 978    7.0        98 607     6.2
    Wholesale                         41 310   28.5        (1 545)   (0.4)
      Total                           95 288   10.3        97 062     4.8

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Six Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

June 30, 1996   1 016 062  829 578   186 484   2 104 686   1 687 740  416 946
June 30, 1995     920 774  775 600   145 174   2 007 624   1 589 133  418 491

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the three and six-month periods ended June 30, 1996 increased by $7.3 million (7.4%) and $11.6 million (5.5%), respectively, from the corresponding periods in 1995 primarily due to an improvement in total unit sales, particularly in the residential and commercial sectors, that were attributable to more favorable weather and a slight increase in custom-ers. Heating degree days for the current quarter and six-month period increased by 4.1% and 11.7%, respectively. Included in total operating revenues were revenues from wholesale sales that increased in the current three and six-month periods by 27.7% and 5.6% to $3.9 million and $8.8 million, respectively, reflecting the changing capacity needs of non-affiliat-ed utilities and NEPOOL. Fluctuations in the level of wholesale sales have no impact on net income.

     Electricity purchased for resale, transmission and fuel expense in-creased in the current quarter and six-month periods due to the impact of higher unit sales and greater fuel oil costs at affiliate Canal Electric Company, offset by a decline in purchases from independent power producers. Also contributing to lowering costs was the absence in the current periods of a power exchange agreement that expired in October 1995. Power from these sources was replaced in the current periods with increased generation from the non-affiliated Pilgrim nuclear unit and new contract purchases through several lower-cost off-system power sources.

Other Operation and Maintenance

    The slight variances in other operation and maintenance in the current quarter and six-month periods reflect higher costs for postretirement benefits ($377,000 and $1.4 million, respectively), labor ($1 million and $1.1 million) and maintenance costs of approximately $500,000 in the current quarter that primarily related to transmission and distribution facilities. These higher costs were offset somewhat by lower employee health and pension costs ($408,000 and $756,000) in the current three and six-month periods, respec-tively, and a lower provision for bad debts ($210,000 and $400,000).

Depreciation and Taxes

    Depreciation expense increased slightly in the current three and six-month periods due to a higher level of depreciable property, plant and equip-ment. The increases in federal and state income taxes were due to a higher level of pretax income. Local property and other tax increases for the current three and six-month periods primarily reflect higher rates and assess-ments in the Company's service area.

Other Income and Interest Charges

    Other income decreased $1.5 million in the current six-month period from the same period in 1995 due to the reversal of a $1.4 million reserve in the first quarter of last year related to certain costs associated with the Company's energy conservation program, the recovery of which was subsequently approved by the Massachusetts Department of Public Utilities (DPU). The decrease in the current quarter was primarily due to a settlement related to conservation management services provided by an outside vendor ($293,000).

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

    Total interest charges declined in the current three and six-month periods due to a significantly lower average level of advances from affiliate companies and lower rates, and the absence in the current periods of interest costs associated with the termination of a power contract. These decreased charges were offset somewhat by greater interest costs resulting from a higher average level of bank borrowings, despite slightly lower rates, and a decrease in the allowance for borrowed funds used during construction.

Regulatory Matters - Electric Industry Restructuring

    On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The DPU's intent is to reduce electric costs to consumers by providing customers with the opportunity to choose their electric power provider while retail electric companies such as the Company and affiliate Cambridge Electric Light Company (the Companies) continue to provide transmission and distribution services. On May 1, 1996, the DPU issued an order containing proposed rules for implementing electric industry restructuring.

    The proposed rules, which were the subject of public comment and hearings during June and July 1996, provide for:

    (1) the establishment of an independent system operator to operate the regional transmission system;
    (2) a power exchange to manage a competitive bidding pool for short-term power sales;
    (3) functional separation of electric companies into generation, transmission and distribution corporate entities;
    (4) preservation of discounts for low-income customers, shut-off protections and provision of service to all customers;
    (5)   registration requirements for generation suppliers;
    (6) options for phased incentives for electric companies to divest their generation assets;
    (7)   promotion of environmental goals;
    (8)   support for energy efficiency and renewable energy resources;
    (9) a price cap system of incentive regulation for the remaining distribution and transmission functions;
    (10) unbundling of rates on bills into separate components of transmission, distribution and energy, and implementation of a competitive generation market by January 1, 1998; and
    (11)  a reasonable opportunity for recovery of stranded cost.

On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will soon issue a revised schedule for electric companies to make company-specific unbundled rate filings.

    Although the DPU has not yet issued its revised rate filing schedule, the Companies anticipate filing their revenue-neutral, unbundled rates in early 1997 after the issuance of the DPU's final rules. Also, during 1997, the Companies will file their comprehensive restructuring plan. One element of the Companies' plan (announced on February 15, 1996) calls for the auctioning, in a competitive market, of their capacity entitlement (1,140 MW) in all of their twenty-one power contracts in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

supplier. These entitlements include contracts for power from Canal Units 1 and 2 and Seabrook Unit 1, which are owned or jointly owned by the System's generating subsidiary Canal Electric Company. The Companies' plan provides for total recovery of the difference between the current market value of the Companies' power contracts and their unavoidable costs. Under the Companies' plan, this difference, a component of what is often referred to as stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas.

    The DPU's May 1 order reaffirmed that one of its transition principles is to seek near-term rate relief for electric customers. Also, the DPU's proposed rules would limit the period for recovery of net, non-mitigable stranded cost to a ten-year period (January 1, 1998 through December 31, 2007.) Recovery of stranded cost depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Companies' activities and prices, as well as future power costs and market prices of power. The Companies' single largest component of stranded cost relates to their purchased power contracts with non-utility generators. Based on their analyses of the DPU's effort, the Companies would be unable to recover a substantial portion of their stranded cost within the ten-year period without rate increases.

    Generally accepted accounting principles require that losses be accrued in full when costs to complete a contract are expected to exceed related revenues expected to be realized. To the extent that the Companies determine that they will be unable to recover costs associated with their purchased power contracts, the Companies would be required to take an immediate charge against earnings when such a loss is probable and estimable. Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) which became effective for 1996, requires impairment losses on long-lived assets to be recognized when the book value of an asset exceeds its expected future cash flows. This standard also imposes stricter criteria for the retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. To the extent such recovery is not probable at the balance sheet date, the Companies would be required to take a charge against earnings in that period.

    The Companies currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71) based on the cost-of-service regulatory framework in which they operate. The DPU has proposed that the distribution and transmission functions of their businesses be regulated under a form of price capped incentive regulation.

    In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Companies' utility opera-tions, whether resulting from the expanding effects of competition or specific regulatory actions which move the Companies away from cost-of-service rate-making, SFAS No. 71 would no longer apply. While the Companies are unable to predict the final rules which may be adopted by the DPU in its restructuring proposal, the Companies could be required to discontinue the application of SFAS No. 71. Discontinuance of SFAS No. 71 would cause the write-off of the applicable portions of their regulatory assets which would have an adverse impact on the Companies' financial position and results of operations. The Companies will challenge any order that would have a significant adverse impact on them, including attempts to limit their recovery of stranded cost.

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1996.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the six months ended June 30, 1995.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1996.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  August 14, 1996                          JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer