Form 10-Q
period 1996-09-30
COMMONWEALTH ELECTRIC CO
filed 1996-11-13
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          Outstanding at
   Class of Common Stock                                 November 1, 1996

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)

                                                 September 30,   December 31,
                                                      1996           1995
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $533 628       $520 714
  Less - Accumulated depreciation                    163 291        154 170
                                                     370 337        366 544
  Add - Construction work in progress                  1 575          1 912
                                                     371 912        368 456

INVESTMENTS
  Equity in nuclear electric power company               634            590
  Other                                                   14             14
                                                         648            604

CURRENT ASSETS
  Cash                                                 2 822          1 430
  Accounts receivable -
    Affiliates                                         2 653          2 570
    Customers                                         40 030         41 951
  Unbilled revenues                                    7 653          5 795
  Prepaid property taxes                               4 536          2 843
  Inventories and other                                5 101          5 262
                                                      62 795         59 851

DEFERRED CHARGES                                      73 197         77 916

                                                    $508 552       $506 827












                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                 September 30,   December 31,
                                                      1996           1995
                                                  (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51 099       $ 51 099
    Amounts paid in excess of par value               97 112         97 112
    Retained earnings                                 28 571         20 708
                                                     176 782        168 919
  Long-term debt, less current sinking
    fund requirements                                153 231        154 275
                                                     330 013        323 194

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             9 450         17 300
    Advances from affiliates                           8 095          1 545
                                                      17 545         18 845

  Other Current Liabilities -
    Current sinking fund requirements                  3 553          3 553
    Accounts payable -
      Affiliates                                       7 957          8 987
      Other                                           30 371         32 699
    Accrued taxes -
      Local property and other                         5 322          3 068
      Income                                          19 037         18 721
    Other                                             10 571         11 742
                                                      76 811         78 770
                                                      94 356         97 615

DEFERRED CREDITS
  Accumulated deferred income taxes                   46 134         44 211
  Unamortized investment tax credits                   7 235          7 559
  Other                                               30 814         34 248
                                                      84 183         86 018

COMMITMENTS AND CONTINGENCIES

                                                    $508 552       $506 827


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                     1996       1995        1996       1995

ELECTRIC OPERATING REVENUES        $123 350   $112 651    $346 204   $323 953

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    77 052     72 114     222 586    212 362
  Other operation and maintenance    21 945     19 592      62 321     59 589
  Depreciation                        4 290      4 102      12 870     12 307
  Taxes -
    Income                            5 383      4 191      11 289      8 556
    Local property                    1 524      1 169       4 415      3 933
    Payroll and other                   558        599       2 243      2 239
                                    110 752    101 767     315 724    298 986

OPERATING INCOME                     12 598     10 884      30 480     24 967

OTHER INCOME (EXPENSE)                   49         26        (212)     1 256

INCOME BEFORE INTEREST CHARGES       12 647     10 910      30 268     26 223

INTEREST CHARGES
  Long-term debt                      3 493      3 521      10 477     10 562
  Other interest charges                593        741       1 685      2 059
  Allowance for borrowed funds
    used during construction            (10)       (59)        (79)      (295)
                                      4 076      4 203      12 083     12 326

NET INCOME                            8 571      6 707      18 185     13 897

RETAINED EARNINGS -
  Beginning of period                20 000     14 773      20 708     15 350
  Dividends on common stock             -       (2 044)    (10 322)    (9 811)

  End of period                    $ 28 571   $ 19 436    $ 28 571   $ 19 436











                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                                        1996         1995

OPERATING ACTIVITIES
  Net income                                          $ 18 185     $ 13 897
  Effects of noncash items -
    Depreciation and amortization                       16 201       14 699
    Deferred income taxes and investment
      tax credits, net                                    (890)       3 305
  Change in working capital, exclusive of cash
    and interim financing                               (3 511)      14 533
  Buy-out of power contract                                -        (25 500)
  Fuel charge stabilization deferral                     4 835       (4 600)
  All other operating items                             (5 894)        (753)

Net cash provided by operating activities               28 926       15 581

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (14 789)     (18 876)
  Allowance for borrowed funds used during
    construction                                           (79)        (295)

Net cash used for investing activities                 (14 868)     (19 171)

FINANCING ACTIVITIES
  Payment of short-term borrowings                      (7 850)      (1 050)
  Proceeds from affiliates                               6 550       15 405
  Payment of dividends                                 (10 322)      (9 811)
  Sinking funds payments                                (1 044)      (1 044)

Net cash (used for) provided by financing activities   (12 666)       3 500

Net increase (decrease) in cash                          1 392          (90)
Cash at beginning of period                              1 430        1 637

Cash at end of period                                 $  2 822     $  1 547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest (net of capitalized amounts)             $ 13 043     $ 13 207
    Income taxes                                      $ 10 289     $ (2 808)





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

        The Company has 847 regular employees including 554 (65%) represented by three collective bargaining units. New agreements were reached earlier this year with two bargaining units (representing approximately 54% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively.

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

        The unaudited financial statements for the periods ended September 30, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

    various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of September 30, 1996, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see "Electric Industry Restructuring" in Management's Discussion and Analysis of Results of Operations in Item 2 of this report.

        The principal regulatory assets included in deferred charges were as follows:
                                                    September 30, December 31,
                                                         1996        1995
                                                       (Dollars in thousands)

       Purchased power contract buy-out                $ 21 718     $ 23 838
       Fuel charge stabilization                         18 562       22 063
       Postretirement benefit costs including pensions   12 140       12 283
       Yankee Atomic unrecovered plant and
          decommissioning costs                           4 708        5 630
       Pilgrim nuclear plant litigation costs             6 376        6 644
       Conservation and load management costs             2 483        2 968
       Other                                                669          804
                                                       $ 66 656     $ 74 230

       The regulatory liabilities included in deferred credits were as follows:
                                                    September 30, December 31,
                                                         1996         1995
                                                       (Dollars in thousands)

       Excess Seabrook-related deferred income taxes   $  3 316     $  4 887
       Other deferred income taxes                        2 182        2 182
       Excess replacement power refunds                   1 167        1 719
                                                       $  6 665     $  8 788

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $110 million for the five-year period 1996 through 2000. Of that amount, $24.1 million is estimated for 1996. As of September 30, 1996, the Company's construction expenditures amounted to approximately $14.9 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1996 and 1995 and unit sales for these periods is shown below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                     1996 and 1995         1996 and 1995
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $ 10 699    9.5%     $ 22 251     6.9%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel              4 938    6.8        10 224     4.8
  Other operation and maintenance      2 353   12.0         2 732     4.6
  Depreciation                           188    4.6           563     4.6
  Taxes -
    Federal and state income           1 192   28.4         2 733    31.9
    Local property and other             314   17.8           486     7.9
                                       8 985    8.8        16 738     5.6

Operating Income                       1 714   15.7         5 513    22.1

Other Income                              23   88.5        (1 468) (116.9)

Income Before Interest Charges         1 737   15.9         4 045    15.4

Interest Charges                        (127)  (3.0)         (243)   (2.0)

Net Income                          $  1 864   27.8      $  4 288    30.9


Unit Sales (Megawatthours or MWH)
    Retail                            (8 368)  (0.9)       90 239     3.6
    Wholesale                         26 850   12.1        25 305     3.9
      Total                           18 482    1.6       115 544     3.7

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                    Nine Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

September 30,
    1996        1 160 955  911 850   249 105   3 265 641   2 599 590  666 051
September 30,
    1995        1 142 473  920 218   222 255   3 150 097   2 509 351  640 746

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the nine-month period ended September 30, 1996 increased by $22.3 million (6.9%) from the corresponding period in 1995 primarily due to a 3.7% improvement in total unit sales, particularly in the residential and commercial sectors, that was attributable to weather that was colder than normal in the first half of this year, a slight increase in cus-tomers, and a 4.8% increase in electricity purchased for resale, transmission and fuel costs. Also contributing to the revenue increase was a $4 million refund associated with a power contract settlement agreement approved by the Federal Energy Regulatory Commission related to billing issues in prior years. Operating revenues increased for the three-month period ended September 30, 1996 due to the increased cost of electricity purchased for resale, transmis-sion and fuel and the power contract refund discussed above, offset to some extent by the decrease in retail unit sales due to a cooler summer period. Revenues from wholesale sales increased in the current three and nine-month periods by 0.7% and 3.7% to $5.1 million and $13.9 million, respectively, reflecting the changing capacity needs of non-affiliated utilities and NEPOOL. Fluctuations in the level of wholesale sales have no impact on net income.

     Electricity purchased for resale, transmission and fuel expense in-creased in the current nine-month period due to the impact of higher unit sales and to a lesser extent, an increase in power purchased from affiliate Canal Electric Company's (Canal) Unit 1 which was out of service in 1995 from the start of the year until late July due to a combination of scheduled maintenance and unscheduled extensive repairs to the turbine. These increases were offset, in part, by Canal Unit 2 which was out of service approximately five months for scheduled maintenance and returned to service in mid-August 1996. Unit 2 also completed a fueling conversion to burn natural gas in addition to oil. These same expenses increased in the current three-month period due to the impact of higher fuel oil costs and, to a lesser extent, greater unit sales.

Other Operation and Maintenance

    The increase in other operation and maintenance in the current three and nine-month periods reflects storm damage costs incurred for Hurricane Edouard ($1.9 million). Higher costs for postretirement benefits ($1.3 million) and labor ($1.1 million) also contributed to the change for the current nine-month period but were virtually unchanged in the current quarter. Somewhat offset-ting these higher costs in the current three and nine-month periods were lower provisions for bad debts ($204,000 and $603,000) and lower costs related to District Services, primarily marketing and customer operations ($131,000 and $323,000), respectively. The current nine-month period also reflects the absence of legal fees ($517,000) associated with the cancellation of the Eastern Energy Corporation (Eastern Energy) power contract in 1995.

Depreciation and Taxes

    Depreciation expense increased 4.6% in the current three and nine-month periods due to a higher level of depreciable property, plant and equipment. The increases in federal and state income taxes were due to a higher level of pretax income. The increase in local property and other taxes for both periods was due to higher rates and assessments.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Other Income and Interest Charges

    Other income declined $1.5 million in the current nine-month period due to the reversal of a $1.4 million reserve in the first quarter of 1995 that related to certain costs associated with the Company's energy conservation program, the recovery of which was subsequently approved by the Massachusetts Department of Public Utilities (DPU).

    Total interest charges declined in the current three and nine-month periods due to a lower average level of borrowings and lower rates. Also contributing to the decline in expense in the current nine-month period was the absence of interest costs associated with the termination of the Eastern Energy power contract. These decreased charges were offset somewhat in both current periods by decreases in the allowance for borrowed funds used during construction.

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

On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will issue a revised schedule for electric companies to make company-specific unbundled rate filings.

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

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

    The DPU's May 1 order reaffirmed that one of its transition principles is to seek near-term rate relief for electric customers. Also, the DPU's proposed rules would limit the period for recovery of net, non-mitigable stranded cost to a ten-year period (January 1, 1998 through December 31, 2007.) Recovery of stranded cost depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Companies' activities and prices, as well as future power costs and market prices of power. The Companies' single largest component of stranded cost relates to their purchased power contracts with non-utility generators. Based on their analyses of the DPU's proposed rules, the Compa-nies would be unable to recover a substantial portion of their stranded cost within the ten-year period without rate increases. However, while the Companies are unable to predict the ultimate outcome of restructuring, it is important to note that a recent proposed settlement agreement presented by another utility to the DPU includes a provision that lengthens the timeframe for recovery of certain stranded costs to their original lives thus making it possible for that company to fully recover all stranded costs without a significant rate increase. That settlement agreement is currently under review by the DPU.

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

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

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

Retail Choice Pilot Program

    On September 3, 1996, the DPU approved the Company's retail choice pilot program. The program is comprised of two components: under Subscription A, eligible customers have the opportunity to buy their power from a supplier other than the Company (an alternative supplier); under Subscription B, eligible customers continue to buy their power from the Company, but at prices posted by the Company one day ahead. All participating customers will pay the Company a customer charge, transmission and distribution charges, and an access charge.

    The program is available to the Company's 18 commercial and industrial customers taking service under one of the Company's economic development rates. Subscription A has been filled by 5 customers having an aggregate load of approximately 15 megawatts. The remaining customers are eligible to participate in Subscription B. Subscription A customers have not yet selected an alternative supplier.

    The program is designed to allow a limited number of customers the opportunity to possibly reduce their electric bills while the Company learns more about real-time pricing and the administrative requirements associated with open-market competition. Through the program, the Company expects to develop internal procedures for billing and allocating the costs for providing an alternative supply to its retail customers, and to develop methods for educating customers regarding retail choice. The program is scheduled to continue until December 31, 1997.

    Those customers that find that their selection is not right for them will be able to return to Company service at their prior rate.

Termination of Power Sale Agreement

    On June 5, 1996, the DPU approved a power sale termination agreement between the Company and Altresco Lynn, Inc. (Altresco) that related to a purchase power obligation of the Company under which the Company would have been required to purchase approximately 25 MW from Altresco beginning on January 1, 1997. Under the terms of the termination agreement, the Company

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

returned to Altresco $550,000 of the $750,000 power sale agreement security deposit held by the Company since April 1992. The remaining $200,000, plus accumulated interest, was credited to the Company's fuel charge stabilization account. Consistent with DPU precedent regarding provision of least-cost electric service, the termination of the power sale agreement, coupled with providing replacement power when necessary, will save the Company's customers approximately $34 million, in 1995 dollars, over the twenty-year life of the initial power sale agreement.

<PAGE 15>


                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1996.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the nine months ended September 30, 1995.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1996.

<PAGE 16>

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  November 13, 1996                        JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer