Form 10-K
period 1996-12-31
COMMONWEALTH ELECTRIC CO
filed 1997-03-31
CIK 71222

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

    For the fiscal year ended December 31, 1996

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Outstanding at
       Class of Common Stock                         March 14, 1997
    Common Stock, $25 par value                      2,043,972 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is filing this Form with the reduced disclosure format.

Documents Incorporated by Reference                  Part in Form 10-K
              None                                     Not Applicable

List of Exhibits begins on page 39 of this report.

<PAGE 2>

                         COMMONWEALTH ELECTRIC COMPANY

                               TABLE OF CONTENTS

                                    PART I
                                                                   PAGE


Item  1.    Business........................................        3

              General.......................................        3
              Electric Power Supply.........................        3
              New England Power Pool........................        5
              Energy Mix....................................        6
              Regulation....................................        6
                (a) Cost Recovery...........................        6
                (b) Electric Industry Restructuring.........        7
                (c) Wholesale Proceedings...................        9
                (d) Retail Choice Pilot Program.............        9
              Competition...................................       10
              Construction and Financing....................       11
              Employees.....................................       11

Item  2.    Properties......................................       11

Item  3.    Legal Proceedings...............................       12



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................       13

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................       14

Item  8.    Financial Statements and Supplementary Data.....       19

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........       19



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................       39



Signatures..................................................       51

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY
                                    PART I.

Item 1. Business

    General

    Commonwealth Electric Company (the Company) is engaged in the generation, transmission, distribution and sale of electricity to approximately 318,700 retail customers (including 46,900 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. The results of the 1990 federal census taken in the Company's service area indicated a population increase of 18.1% since 1980. The Company also sells power to the New England Power Pool (NEPOOL), is actively marketing sales of certain available capacity to other utilities in and outside the New England region, and in early 1997, received approval to participate as a broker in the purchase and sale of electricity.

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

    By virtue of its charter, which is unlimited in time, the Company distributes electricity without direct competition in kind from any privately or municipally-owned utilities. Alternate sources of energy are available to customers within the service territory, but competition from these sources to date has not been significant. However, this past year the Company has continued to develop and implement strategies to deal with the increasingly competitive environment. For further details, refer to the "Competition" section that follows in this Item 1. Of the Company's 1996 retail electric unit sales (80.1% of total sales), 47.9% was sold to residential customers, 41.3% to commercial customers, 10.4% to industrial and 0.4% to streetlighting and similar types of customers.

    Electric Power Supply

    The Company relies almost entirely on purchased power to meet its electric energy requirements. The Company owns generating facilities with a total capacity of 13.8 megawatts (MW), which are principally used for emergency and peaking purposes. The Company also has a joint-ownership interest of 8.8 MW in Central Maine Power Company's oil-fired Wyman Unit 4.

    Power purchases for the Company and Cambridge Electric Light Company (Cambridge Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal), another wholly-owned subsidiary of the System. Canal is a wholesale electric generat-ing company located in Sandwich, Massachusetts and an important source of purchased power for the Company and Cambridge Electric. Under long-term

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

contracts, system entitlements include one-quarter (141.5 MW) of the capacity and energy of Canal Unit 1 and one-half (288 MW) of the capacity and energy of Canal Unit 2. The Company's entitlements in these units are 113.3 MW and
230.6 MW, respectively.

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

    The Company has other long-term contracts for the purchase of electricity from various sources including a 73.5 MW entitlement from a nuclear unit in Plymouth, Massachusetts (Pilgrim) under a life-of-the-unit contract with Boston Edison Company. Also, through Canal's equity ownership in Hydro-Quebec Phase II and its 3.52% interest in the Seabrook nuclear power plant, the Company has entitlements of 48.2 MW and 32.7 MW, respectively.

    Pursuant to long-term contracts, several non-utility generating (NUG) sources provided a substantial portion of the Company's power entitlements in 1996 as follows: 180.2 MW from four (4) natural gas-fired units; 67 MW from a waste-to-energy unit (including an expansion unit); and 23.7 MW from four (4) hydro-electric units.

    On June 5, 1996, the DPU approved a power sale termination agreement between the Company and Altresco Lynn, Inc. (Altresco) that related to a purchase power obligation under which the Company would have been required to purchase approximately 25 MW from Altresco beginning on January 1, 1997.
Under the terms of the termination agreement, the Company returned to Altresco $550,000 of the $750,000 power sale agreement security deposit held by the Company since April 1992. The remaining $200,000, plus accumulated interest, was credited to the Company's fuel charge stabilization account. Consistent with DPU precedent regarding provision of least-cost electric service, the termination of the power sale agreement, coupled with providing replacement power when necessary, will save the Company's customers approximately $34 million, in 1995 dollars, over the twenty-year life of the initial power sale agreement.

    In early 1995, the Company restructured a NUG power sale agreement with Lowell Cogeneration Company L.P. (23 MW) that defers the purchase of capacity and energy until December 31, 2000 and, when called back into service, power will be dispatched only when needed at the discretion of the Company. Also, the Company terminated a NUG power sale agreement with Pepperell Power Associates L.P. (38 MW) effective January 27, 1995. In June 1995, the Company

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

signed an agreement with another New England utility (Northeast Utilities) to purchase peaking-unit capacity at rates lower than that available from NEPOOL or other regional utilities. In 1993, the Company extended a commitment to April 1997 to exchange 50 MW of Canal Electric's oil-fired generation with 50 MW of pumped storage energy and capacity from non-affiliate New England Power Company's Bear Swamp Units (an initial, smaller exchange of 25 MW began in
1992).

    The Company expects to provide for future peak load plus reserve require-ments through existing system generation, including purchasing available capacity from neighboring utilities, NUG facilities, power marketers and power brokers. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for Canal to acquire and deliver sufficient electric generating capacity to meet the Company's and Cambridge Electric's capacity requirements.

    In addition to power purchases, the Company aggressively pursues the opportunity to market excess energy and capacity at rates greater than it would receive from sales to NEPOOL. This competitive business developed for the Company in the early 1990's when it began to formally respond to requests for proposals to supply short-term energy and associated capacity to other utilities. Increased emphasis on the marketing of excess energy and capacity as well as increased emphasis on reducing production cost expenses through aggressively seeking least-cost energy and capacity on the market has resulted in approximate savings of $3.8 million, $2.0 million and $1.0 million in 1996, 1995 and 1994, respectively.

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

    The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be approximately 20% of peak load.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

    Energy Mix

    The Company's energy mix which includes purchased power, is shown below:

                               1996      1995      1994
       Natural gas              39%       42%       42%
       Oil                      21        15        22
       Nuclear                  20        22        18
       Waste-to-energy          12        13        12
       Hydro                     8         5         3
       Coal                      -         3         3
         Total                 100%      100%      100%

    The Company's energy mix reflects the use of natural gas and other fuels due to the requirement to purchase capacity from NUG facilities and continued efforts to reduce its reliance on oil. The lower oil component in 1995 reflects Canal Unit 1 being off-line for the first seven months of the year, an additional outage period of nearly one month during the fourth quarter and decreased availability of Canal Unit 2.

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

    Revenues collected through base rates are generally designed to reimburse the Company for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs while providing a fair return on capital invested in the business. However, as a result of the DPU-mandated recovery mechanism described above for certain capacity-related costs, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on the Company's net income, was addressed in a settlement agreement approved by the DPU in May 1995. The fuel charge stabilization mechanism was amended to include the deferral (without carry-ing charges) of these long-term purchased power and transmission capacity costs within the original limits established for the fuel charge stabilization

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

deferral ($16 million in any given calendar year and $40 million over the life of the mechanism) and neutralizes the sometimes volatile impact these costs have had on net income.

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

    (b) Electric Industry Restructuring

    In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a second order containing proposed rules for implementing electric industry restructuring that were the subject of public comment and hearings during June and July 1996. Subsequently, on December 30, 1996, the DPU issued another order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachu-setts that would provide customers with the opportunity to achieve lower electric bills beginning January 1, 1998. The order also required electric utilities to file by March 3, 1997, revenue-neutral, unbundled rates and model bills showing a breakdown of the bill into generation, transmission, distribu-tion and access charge categories.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. The Massachusetts Legislature (Legislature), which will render the final passage of any restructuring law, is now considering the DPU's proposed legislation. In addition, on March 20, 1997, the Legislature's own Joint Committee on Electric Utility Restructuring (the Committee) issued a comprehensive policy report which outlines options for the Legislature's consideration as debate on this issue continues. In addition to the report, the Committee formulated its own recommendations and corresponding legislative package designed to address each of the major areas of the law which must develop if electric utility restructuring is to be successfully implemented in Massachusetts.

    Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a monopoly service offered exclusively by the existing local distribu-tion companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at spot market

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

price.

    Changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other expenditures previously approved by the DPU and included in current rates. The potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs which are significant to the Company and Cambridge Electric relates to above market purchased power contracts that both companies have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and minimum purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obliga-tion, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets. Further, the DPU will conduct stranded cost charge reconciliations at years two, five and ten following the date of retail access.

    During the last several months, three Massachusetts electric utilities have announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a ten percent reduction in customers' charges and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has already been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

    The Company and Cambridge Electric are engaged in preliminary settlement discussions with the Attorney General, and expect to reach a comprehensive settlement during the first half of 1997. In the unlikely event the parties are unable to complete a settlement, the companies would file a full restruc-turing plan with the DPU.

    As described in Note 2(b) to the Company's financial statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company determined that it no longer met the criteria for following SFAS No. 71, the accounting impact would be an extraor-dinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropri-ate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

future recovery.

    (c) Wholesale Rate Proceedings

    The Company provides power supply and transmission services to its FERC-jurisdictional wholesale customers and requires FERC approval to change its wholesale rates.

    On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning 1) open access transmission and 2) stranded costs. The FERC's notices proposed to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient, lower cost power to electric consumers. On April 24, 1996, the FERC issued Order No. 888 which issued a set of three interrelated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale open access transmission tariffs that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996 the Company and Cambridge Electric filed tariffs that conform to the FERC's pro-forma tariffs and, on November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services.

    On December 31, 1996 the Company and Cambridge Electric filed market-based power sales tariffs with the FERC. The Companies sought authorization to make wholesale power sales at fully negotiated rates and requested authorization to participate as brokers in the sale and purchase of electricity. On February 27, 1997, the FERC approved these market-based power sales tariffs.

    (d) Retail Choice Pilot Program

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

    The program is available to the Company's 18 commercial and industrial customers taking service under one of the Company's economic development rates. Subscription A has been filled by 5 customers having an aggregate load of approximately 15 megawatts. However, because this portion of the program is temporarily suspended pending rebidding of the power supply, the Company is assisting these customers to qualify them on Subscription B. The remaining customers are eligible to participate in Subscription B.

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

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

continue until December 31, 1997.

    Those customers that find that their selection is not right for them will be able to return to the Company service at their prior rate.

    Competition

    The Company continues to develop and implement strategies that deal with the increasingly competitive environment facing the electric business. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative energy supply options. Pursuant to its aforementioned Model Rules, the DPU is proposing to implement programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking.

    Company actions in response to the new competitive challenges have been well received by regulators, business groups and customers. The Company has developed and will continue to develop innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets.

    On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the System announced the consolidation of management personnel of Cambridge Electric, Commonwealth Gas, COM/Energy Services Company and the Company effective on that date. COM/Electric and COM/Gas will continue to operate under their existing company names. The consolidation process for these companies will involve the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible and will ultimately result in the elimination of approximately 300 (15% of the system) positions system-wide.

    Some of the more specific details of the innovative measures taken in response to competition include the following:

    Rate Stabilization Plan The Company implemented a FC rate settlement on April 1, 1994, amended in May 1995, that stabilized its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and no greater than
6.7 cents per KWH during 1997. This rate stabilization is achieved through the use of a cost deferral mechanism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DPU. The deferred costs are reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule yet to be determined and subject to DPU approval. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual amount of $16 million. The Company reduced the deferred balance by $2,372,000 in 1996, somewhat reversing prior year deferrals of $3,447,000 and $15,964,000 in 1995 and 1994, respectively. Considering contract renegotiations with non-utility generators and recent fuel price increases, the Company expects cumulative deferred amounts to be approximately $30 million through 1997.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

    The rate stabilization mechanism is part of a long-term plan to control the Company's retail rates. This plan will help eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate has enabled current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal was widely supported by various business and customer groups and other political interests.

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

    In an effort to foster industrial development in its service area, the Company began offering an Economic Development Rate in October 1991 to new or existing industrial customers who have an electric demand of 500 kilowatts or more and meet specific financial and other criteria. The number of commercial and industrial customers that participated in this special rate were 31, 27 and 23 at December 31, 1996, 1995 and 1994, respectively. The rate is avail-able for a six-year term. Revenues were lower by $1.3 million, $1.5 million and $1.7 million in 1996, 1995 and 1994, respectively, and represent the difference between what certain commercial and industrial customers would have paid prior to the availability of this rate. The Company also offers a Vacant Space Rate that is available to qualifying small commercial and industrial customers who establish loads in previously unoccupied building space.

    Construction and Financing

    Information concerning the Company's financing and construction programs is contained in Note 3(a) of Notes to Financial Statements filed under Item 8 of this report.

    Employees

    The total number of full-time employees for the Company declined 5.2% in 1996 to 843 from 889 employees at year-end 1995. The Company has 553 employ-ees (65.6%) who are represented by the Brotherhood of Utility Workers of New England, Inc. under three separate collective bargaining units with agreements that expire April 30, 1998, October 31, 2001 and September 30, 2002. Employee relations have generally been satisfactory.

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

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

    At December 31, 1996, the electric transmission and distribution system consisted of 5,710 pole miles of overhead lines, 3,667 cable miles of under-ground line, 138 substations and 333,141 active customer meters.

Item 3. Legal Proceedings

      The Company is not a party to any pending material legal proceeding.

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

                                    PART II.


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Common-wealth Energy System.

      (b) Number of Shareholders at December 31, 1996

          One

      (c) Frequency and Amount of Dividends Declared in 1996 and 1995

                      1996                            1995
                             Per Share                       Per Share
          Declaration Date     Amount     Declaration Date     Amount

          January 24, 1996     $4.30      January 25, 1995      $1.70
          April 29, 1996         .75      April 24, 1995         2.10
          November 4, 1996      1.30      July 25, 1995          1.00
                               $6.35                            $4.80


          Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 14>

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

    A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1996 and 1995 and unit sales for these periods is shown below:

                                        Years Ended         Years Ended
                                        December 31,        December 31,
                                       1996 and 1995       1995 and 1994
                                             Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $ 19,202    4.4%     $ (4,046)  (0.9)%

Operating Expenses -
   Electricity purchased for resale
     and fuel                           9,033    3.2        (6,502)  (2.3)
   Transmission                          (617) (13.3)          (81)  (1.7)
   Other operation                      2,718    3.9        (1,040)  (1.5)
   Maintenance                          2,280   21.6           516    5.1
   Depreciation                           664    4.1           758    4.9
   Taxes -
     Federal and state income           1,910   17.3         1,371   14.2
     Local property and other             243    3.1          (123)  (1.5)
                                       16,231    4.0        (5,101)  (1.3)

Operating Income                        2,971    8.9         1,055    3.3

Other Income                              799   62.6           366   22.3

Income Before Interest Charges          3,770   11.7         1,421    4.6

Interest Charges                         (666)  (3.9)        2,325   15.9

Net Income                           $  4,436   29.2      $   (904)  (5.6)


Unit Sales (Megawatthours or MWH)
   Retail                              96,581    2.9        24,758    0.7
   Wholesale                           (3,976)  (0.5)     (322,435) (27.3)
     Total unit sales                  92,605    2.2      (297,677)  (6.6)

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

Unit Sales

   The following is a summary of unit sales and customers for the periods indicated:
                                       Years Ended December 31,
                              1996                 1995               1994
                                        %                    %
   Unit Sales (MWH):                  Change               Change

     Residential           1,645,011    3.1     1,595,161  (1.3)   1,616,750
     Commercial            1,417,790    2.4     1,384,301   3.0    1,344,452
     Industrial              356,009    3.8       343,004   1.7      337,191
     Streetlighting           16,039    1.5        15,802   4.5       15,117
       Total retail        3,434,849    2.9     3,338,268   0.7    3,313,510
     Wholesale               852,938   (0.5)      856,914 (27.3)   1,179,349
       Total               4,287,787    2.2     4,195,182  (6.6)   4,492,859

   Customers - 12 Month Average:

     Residential (a)         278,653    1.2       275,409   0.7      273,395
     Commercial (a)           38,609    1.4        38,080   1.3       37,597
     Industrial                  299   (4.8)          314  (2.2)         321
     Streetlighting            1,100    4.1         1,057  20.4          878
       Total                 318,661    1.2       314,860   0.9      312,191

(a) Includes seasonal customers of 46,862 in 1996, 47,497 in 1995 and 48,606 in 1994. Service is considered to be "seasonal" when the kilowatthours used in the billing months ending between June 1 and September 30 exceed the kilowatthours used in the preceding eight months.

    The 2.9% increase in retail unit sales in 1996 was due to approximately 3,800 (1.2%) additional customers, the majority of which are permanent year-round residential customers. The slight decrease in the level of wholesale unit sales reflected a 3.5% decline in sales to the New England Power Pool.
In 1995, the decline in total unit sales was due to the decrease in wholesale sales that reflected the reduced availability of power from several of the Company's long-term supply sources. The slight increase in 1995 retail unit sales reflected higher unit sales to commercial customers, including 5.3% and 3.3% increases in the second and third quarters, respectively. The decline in sales to residential customers reflected reduced space heating requirements.

    The Company's residential customer segment provides approximately 48% of its total retail sales and approximately 10% of those customers rely on electricity for space heating. The Company expects that its retail unit sales growth will average 1%-2% over the next five years.

Operating Revenues

    Operating revenues for 1996 increased by $19.2 million (4.4%) due mainly to higher electricity purchased for resale and fuel costs of $9 million, the impact of higher retail unit sales ($5.2 million) and a $4 million refund associated with a power contract settlement agreement approved by the Federal Energy Regulatory Commission related to billing issues in prior years. The remainder of the change mainly reflects increased wholesale revenues. In total, wholesale revenues were $18.2 million, $16.7 million and $23.8 million

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

in 1996, 1995 and 1994, respectively. Fluctuations in the level of wholesale electric sales have no impact on earnings.

    Operating revenues for 1995 decreased by $4 million (0.9%) due mainly to lower wholesale sales ($7.1 million) primarily caused by maintenance and other repairs to Canal's Unit 1 discussed above. Also contributing to the decline in revenues were lower conservation and load management (C&LM) costs of $1.7 million and lower lost base revenues related to C&LM programs ($.6 million).

    The recovery of lost base revenues through the operation of a Conservation Charge decimal is allowed by the DPU to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues.

    Pursuant to a 1995 settlement agreement with the DPU that limits the Company's return on equity through 1997, revenues in 1996 and 1995 reflect a customer refund of $1.8 million and $.4 million, respectively.

    As a result of a DPU-mandated recovery mechanism implemented in July 1991 for capacity-related costs associated with certain long-term purchased power contracts, the Company has experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in a settlement agreement approved by the DPU in May 1995 (refer to the "Cost Recovery" section in Item 1 of this report for additional details). The Company can now defer these costs (within certain limits) to neutralize the sometimes volatile effect on net income. During 1996, there was an overcollection of approximately $.4 million which reduced the deferred balance in the fuel charge stabilization account pursuant to the May 1995 settlement agreement. During 1995, there was an undercollection of approximately $2.1 million of which $1.1 million was deferred resulting in $970,000 of capacity-related costs not recovered in revenues. For 1994, revenues were undercollec-ted by $4 million of such capacity-related costs. This recovery mechanism reduced net income by approximately $600,000 and $2.5 million in 1995 and 1994, respectively. There was no net income impact in 1996.

    Revenues also reflect the impact of the Company's Economic Development Rate which became effective in 1991. Revenues were lower by $1.3 million, $1.5 million and $1.7 million in 1996, 1995 and 1994, respectively. These amounts represent the difference between what certain commercial and industri-al customers would have paid prior to the availability of this rate. For additional information on this special rate, refer to the "Economic Develop-ment" section in Item 1 of this report.

<PAGE 17>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is an analysis of revenue components for the years 1996, 1995 and 1994:

                                          Years Ended December 31,
                                     1996             1995             1994
                                              (Dollars in thousands)

                                             %                 %
                                           Change            Change
   Costs recovered in Fuel,
     Purchased Power, or
     Conservation Charges         $230,462   4.1   $221,367    2.3  $216,419
   Certain power and other costs
     recovered in base rates        52,607  (1.2)    53,268    0.3    53,116
   Other (a)                       152,561   6.5    143,197   (1.5)  145,315
   Total retail revenue            435,630   4.3    417,832    0.7   414,850
   Total wholesale revenue          18,150   8.4     16,746  (29.6)   23,774
   Total revenues                 $453,780   4.4   $434,578   (0.9) $438,624

    (a) Includes other base rate and miscellaneous revenues.

    In the May 1995 settlement, the Company implemented a $2.7 million annual retail base rate decrease effective May 1, 1995 and included its share of excess deferred tax reserves related to Seabrook Unit 1 refunded in May 1995 to the Company by Canal. Further, the settlement imposed a moratorium on retail rate filings until October 1998 and limits the Company's return on equity through 1997.

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

    The cost of electricity purchased for resale, fuel and transmission constituted 64.8%, 65.8%, 66.7% in 1996, 1995 and 1994, respectively, of electric operating revenues. These costs increased in 1996 due to the impact of higher unit sales and to a lesser extent, an increase in power purchased from affiliate Canal Electric Company's (Canal) Unit 1 offset, in part, by the termination of an exchange agreement with another utility and reduced costs of $3.3 million from the Pilgrim nuclear unit. During 1995, the 2.3% decline in purchased power costs was due to reduced operation at Canal Unit 1 that reflected maintenance and other repairs discussed previously.

Other Operating Expenses

    Other operation increased $2.7 million (3.9%) in 1996 due to higher gen-eral liability insurance costs ($3 million) and higher costs for postretire-ment benefits ($1.5 million). Somewhat offsetting these higher costs was a lower provision for bad debts ($.6 million) and the absence of legal fees ($.5 million) associated with the cancellation of a power contract in 1995.

<PAGE 18>

                         COMMONWEALTH ELECTRIC COMPANY

    In 1995, other operation decreased $1 million due to a decline in general liability insurance caused by insurance accruals that reflected better than anticipated experience ($1.9 million) and lower C&LM costs ($1.7 million). This was offset, in part, by higher labor charges, and postretirement benefit costs ($2.2 million) that reflected the full recognition of expenses and amortization of previously deferred costs that were part of the rate settle-ment agreement approved by the DPU in May 1995.

    Included in other operation are certain costs, including amortization of prior period amounts, associated with C&LM programs that amounted to $3.1 million, $2.6 million and $4.3 million in 1996, 1995 and 1994, respectively.

    Maintenance increased $2.3 million (21.6%) in 1996 primarily due to storm damage costs incurred for Hurricane Edouard ($2.1 million). In 1995, mainte-nance increased $.5 millon (5.1%) due primarily to higher costs associated with right-of-way brush and tree-trimming projects.

    The total number of full-time employees declined 5.2% and 2.6% in 1996 and 1995, respectively, while labor costs, excluding benefit costs, were virtually unchanged in 1996 and increased $1.4 million (4.4%) in 1995.

    Depreciation expense increased $.7 million and $.8 million in 1996 and 1995, respectively, consistent with the Company's additions to and upgrading of its property, plant and equipment.

Other Income (Expense)

    The $.8 million increase in 1996 was mainly due to the absence of a 1995 reserve for the Cannon Street generating station ($2.7 million, net of tax) and the absence in 1996 of a prior-year reversal of a $1.4 million reserve that related to certain costs associated with the Company's energy conser-vation program, the recovery of which was subsequently approved by the DPU. The 1995 expense component of other income decreased due primarily to the reserve activity mentioned above.

Interest Charges

    Total interest charges declined in 1996 by 3.9% due to a lower average level of short-term borrowings and interest rates that averaged 5.6% in 1996 versus 6.1% in 1995. These decreased charges were offset somewhat in 1996 by a decrease ($214,000) in the allowance for borrowed funds used during con-struction. Interest charges during 1995 increased $2.3 million (15.9%) due primarily to higher short-term interest rates (6.1% for 1995 versus 4.9% in 1994) and a higher average level of borrowings ($7.9 million).

Forward-Looking Statements

    This report contains statements which, to the extent they are not recita-tions of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include developments in the legislative, regulatory

<PAGE 19>

                         COMMONWEALTH ELECTRIC COMPANY

and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources, and uncertainty as to regulatory approval of the full recovery of regulatory assets and other stranded costs.

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

    Effective January 1, 1997, the Company will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $.8 million at December 31, 1996. Upon adoption of SOP 96-1, the Company's estimated liability will not incrementally change and further, management does not believe that SOP 96-1 will have a material adverse effect on the Company's results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed here-with on pages 20 through 38 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure

    None.

<PAGE 20>

                         COMMONWEALTH ELECTRIC COMPANY

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Electric Company:

    We have audited the accompanying balance sheets of COMMONWEALTH ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Electric Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting princi-ples.

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

Boston, Massachusetts
February 19, 1997.

<PAGE 21>

                         COMMONWEALTH ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   PART II.


FINANCIAL STATEMENTS

    Balance Sheets at December 31, 1996 and 1995

    Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

    Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

    Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
    1994

    Notes to Financial Statements


                                   PART IV.


SCHEDULES

    I Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1996, 1995 and 1994

    II Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994

SCHEDULES OMITTED

    All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.

<PAGE 22>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                                    ASSETS



                                                         1996        1995
                                                      (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $535,004   $520,714
  Less - Accumulated depreciation                        163,397    154,170
                                                         371,607    366,544
  Add - Construction work in progress                      2,315      1,912
                                                         373,922    368,456


INVESTMENTS
  Equity in nuclear electric power company                   643        590
  Other                                                       14         14
                                                             657        604


CURRENT ASSETS
  Cash                                                       358      1,430
  Accounts receivable -
    Affiliates                                             2,662      2,570
    Customers, less reserves of $1,792,000 in 1996
      and $2,379,000 in 1995                              42,644     41,951
  Unbilled revenues                                        6,741      6,813
  Inventories, at average cost -
    Materials and supplies                                 2,830      3,338
    Electric production fuel oil                             141        125
  Prepaid property taxes                                   3,024      2,843
  Other                                                    1,609      1,799
                                                          60,009     60,869

DEFERRED CHARGES
  Regulatory assets                                       68,129     74,230
  Other                                                    3,282      3,686
                                                          71,411     77,916

                                                        $505,999   $507,845













The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                        CAPITALIZATION AND LIABILITIES



                                                         1996        1995
                                                      (Dollars in thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)             $ 51,099   $ 51,099
    Amounts paid in excess of par value                   97,112     97,112
    Retained earnings                                     27,334     20,708
                                                         175,545    168,919
  Long-term debt, less current
    sinking fund requirements                            150,734    154,275
                                                         326,279    323,194

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                15,000     17,300
    Advances from affiliates                               3,070      1,545
                                                          18,070     18,845

  Other Current Liabilities -
    Current sinking fund requirements                      3,553      3,553
    Accounts payable -
      Affiliates                                          10,213      8,987
      Other                                               28,137     31,402
    Accrued taxes -
      Local property and other                             3,025      3,068
      Income                                              15,462     18,721
    Accrued interest                                       3,894      3,946
    Other                                                 12,380     10,111
                                                          76,664     79,788
                                                          94,734     98,633

DEFERRED CREDITS
  Accumulated deferred income taxes                       47,716     44,211
  Unamortized investment tax credits                       7,126      7,559
  Other                                                   30,144     34,248
                                                          84,986     86,018
COMMITMENTS AND CONTINGENCIES
                                                        $505,999   $507,845







The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                         COMMONWEALTH ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                            1996         1995        1994
                                                (Dollars in thousands)


ELECTRIC OPERATING REVENUES               $453,780     $434,578    $438,624

OPERATING EXPENSES
  Electricity purchased for resale
    and fuel                               290,163      281,130     287,632
  Transmission                               4,036        4,653       4,734
  Other operation                           72,259       69,541      70,581
  Maintenance                               12,849       10,569      10,053
  Depreciation                              17,041       16,377      15,619
  Taxes -
    Income                                  12,951       11,041       9,670
    Local property                           5,485        5,137       5,275
    Payroll and other                        2,645        2,750       2,735
                                           417,429      401,198     406,299

OPERATING INCOME                            36,351       33,380      32,325

OTHER INCOME (EXPENSE)
  Allowance for equity funds used
    during construction                        -            -           325
  Other, net                                  (477)      (1,276)     (1,967)
                                              (477)      (1,276)     (1,642)

INCOME BEFORE INTEREST CHARGES              35,874       32,104      30,683

INTEREST CHARGES
  Long-term debt                            13,968       14,081      14,183
  Other interest charges                     2,399        3,166         703
  Allowance for borrowed funds used
    during construction                        (98)        (312)       (276)
                                            16,269       16,935      14,610

NET INCOME                                $ 19,605     $ 15,169    $ 16,073













The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                         COMMONWEALTH ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                            1996         1995        1994
                                               (Dollars in thousands)

Balance at beginning of year              $20,708      $15,350     $15,118

Add (Deduct):
  Net income                               19,605       15,169      16,073
  Cash dividends on common stock          (12,979)      (9,811)    (15,841)

Balance at end of year                    $27,334      $20,708     $15,350







































The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                         COMMONWEALTH ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 1996       1995       1994
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                  $ 19,605   $ 15,169   $ 16,073
  Effects of noncash items -
    Depreciation and amortization               21,815     20,087     17,723
    Deferred income taxes                          569     11,782      8,672
    Investment tax credits                        (433)      (435)      (436)
  Change in working capital, exclusive of
      cash, advances from affiliates and
      interim financing -
    Accounts receivable and unbilled
      revenues                                    (713)      (827)     2,423
    Income taxes, net                           (3,259)    10,672      5,712
    Local property and other taxes, net           (224)      (757)       503
    Accounts payable and other                     860      4,365      6,407
  Fuel charge stabilization deferral             2,372     (3,447)   (15,964)
  Deferred postretirement benefits and
    pension costs                                  191     (1,067)    (4,609)
  Power contract buy-out                           -      (25,500)       -
  All other operating items                     (3,979)    (4,041)    (8,723)

Net cash provided by operating activities       36,804     26,001     27,781

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)             (20,483)   (24,788)   (22,865)
  Allowance for borrowed funds used
    during construction                            (98)      (312)      (276)
  Payment from affiliates                          -          -        4,485

Net cash used for investing activities         (20,581)   (25,100)   (18,656)

FINANCING ACTIVITIES
  Payment of dividends                         (12,979)    (9,811)   (15,841)
  Proceeds from (payment of)
    short-term borrowings                       (2,300)    10,900      6,400
  Advances from affiliates                       1,525      1,345        200
  Retirement of long-term debt
    through sinking funds                       (3,541)    (3,542)    (1,041)

Net cash used for financing activities         (17,295)    (1,108)   (10,282)

Net decrease in cash                            (1,072)      (207)    (1,157)
Cash at beginning of period                      1,430      1,637      2,794
Cash at end of period                         $    358   $  1,430   $  1,637

Cash paid (received) during the periods for:
    Interest (net of capitalized amounts)     $ 15,436   $ 15,685   $ 13,908
    Income taxes paid (refunded)              $ 13,424   $ (1,119)  $  2,301


The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                         COMMONWEALTH ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the System). The System is the parent company and, together with its subsidiaries, is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several nonregulated companies. The Company's operations are involved in the production and sale of electricity to approxi-mately 318,700 customers (including 46,900 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents.

    The Company has 843 regular employees including 553 (66%) who are repre-sented by three collective bargaining units. New agreements were reached in early 1996 with two bargaining units (representing approximately 55% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively. Employee relations have generally been satisfactory.

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

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the

<PAGE 28>

                         COMMONWEALTH ELECTRIC COMPANY

Company's financial position or results of operations upon adoption. This result may change as modifications are made to the current regulatory frame-work due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. However, on December 30, 1996, the DPU issued an order containing "Model Rules" for industry restructuring that management believes would essentially allow full recovery of stranded costs. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

    The principal regulatory assets included in deferred charges at December 31, 1996 and 1995 were as follows:

                                                       1996         1995
                                                    (Dollars in thousands)

    Power contract buy-out                           $20,794     $23,838
    Fuel charge stabilization                         21,504      22,063
    Postretirement benefits costs
      including pensions                              12,092      12,283
    Yankee Atomic unrecovered plant
      and decommissioning costs                        4,333       5,630
    Pilgrim nuclear plant litigation costs             6,286       6,644
    Conservation and load management costs             2,322       2,968
    Other                                                798         804
                                                     $68,129     $74,230

    The regulatory liabilities reflected in the accompanying Balance Sheets in deferred credits at December 31, 1996 and 1995 were as follows:

                                                       1996         1995
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $ 2,792     $ 4,887
    Other deferred income taxes                        2,086       2,182
    Excess replacement power refunds                     982       1,719
                                                     $ 5,860     $ 8,788

    As of December 31, 1996, $46.5 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are being recovered over a weighted average period of approximately 8 years. The fuel charge stabilization deferral is expected to be recovered over a six-year period beginning in April 1998, pursuant to a yet to be determined recovery schedule and subject to final DPU approval.

<PAGE 29>

                         COMMONWEALTH ELECTRIC COMPANY

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
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in thousands)

       1996            $40,733           $31,848              $ 9,096
       1995             29,469            26,905               17,240
       1994             34,256            34,617               21,508

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). The Company sold electricity to other affiliates, primarily station service for Canal, totaling $1,453,000, $2,047,000 and $1,401,000 in 1996, 1995 and 1994, respectively.

    (d) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers for costs associated with purchased power and transmission, fuel used in electric production and conservation and load management (C&LM) costs through adjustment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DPU. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rate was 3.32% in 1996 and 3.31% in 1995 and 1994.

    (f) Maintenance

    Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of

<PAGE 30>

                         COMMONWEALTH ELECTRIC COMPANY

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

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.25% in 1996, 7.25% in 1995 and 10% in 1994.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $109 million for the five-year period 1997 through 2001. Of that amount, $23.3 million is estimated for 1997. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

    (b) Power Contracts

    The Company has long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. In addition, the Company pays its share of decom-missioning expenses under its nuclear contracts.

    Information relative to these long-term contracts follows:

                         Range of
                         Contract
                        Expiration  Entitlement     1996      1995      1994
                          Dates       %     MW      Cost      Cost      Cost
                                                     (Dollars in thousands)
    Type of Unit
    Natural Gas          2008-2017    (a) 180.2   $111,007  $106,957  $122,496
    Oil                  2000-2009    (b) 266.0     36,060    29,468    34,256
    Nuclear              2012-2026    (c) 106.1     68,716    71,953    76,092
    Waste-to-energy         2015     100   67.0     39,622    37,526    38,107
    Hydro                2014-2023   100   23.7     12,537     9,933     7,521
      Total                               643.0   $267,942  $255,837  $278,472

    (a) Includes contracts to purchase power from various non-utility genera-tors with capacity entitlements ranging from 11.1% to 100%.
    (b) Includes entitlements in Canal Unit 1 (20%) and Canal Unit 2 (40%).
    (c) Includes entitlements in Seabrook 1 (2.8%) and Pilgrim (11%).

<PAGE 31>

                         COMMONWEALTH ELECTRIC COMPANY

    Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying Statements of Income and are recoverable in revenues.

    The estimated aggregate obligations for capacity under the life-of-the-unit contracts, including the Canal and Seabrook 1 units, and other long-term purchased power contracts in effect for the five years subsequent to 1996 are as follows:

                                      Long-Term
                                      Purchased
                                        Power
                                (Dollars in thousands)

                            1997       $300,214
                            1998        305,130
                            1999        313,081
                            2000        321,812
                            2001        337,205

    (c) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and could have an impact on future operations, capital costs and construction schedules of major facilities.

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

<PAGE 32>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1996, 1995 and 1994:

                                            1996       1995       1994
                                              (Dollars in thousands)
    Federal
      Current                             $10,818    $(2,036)   $ 1,133
      Deferred                                374     10,014      7,242
      Investment tax credits, net            (433)      (435)      (437)
                                           10,759      7,543      7,938
    State
      Current                               1,997        (39)       302
      Deferred                                195      1,768      1,315
                                            2,192      1,729      1,617
                                           12,951      9,272      9,555
    Amortization of regulatory liability
      relating to deferred income taxes       -          -          115
                                          $12,951    $ 9,272    $ 9,670
    Federal and state income taxes
      charged to:
        Operating expense                 $12,951    $11,041    $ 9,670
        Other income                          -       (1,769)       -
                                          $12,951    $ 9,272    $ 9,670

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1996 and
1995:
                                               1996         1995
                                             (Dollars in thousands)
    Liabilities
      Property-related                       $52,316      $49,089
      Power contract buy-out                  10,002       10,002
      Fuel charge stabilization                8,124        8,149
      All other                                9,720        8,879
                                              80,162       76,119
    Assets
      Investment tax credit                    4,599        4,879
      All other                               10,791        7,318
                                              15,390       12,197
    Accumulated deferred income taxes, net   $64,772      $63,922

    The net year-end deferred income tax liability above includes a current deferred tax liability of $17,056,000 and $19,711,000 in 1996 and 1995, respectively, which are included in accrued income taxes in the accompanying Balance Sheets.

<PAGE 33>

                         COMMONWEALTH ELECTRIC COMPANY

    The total income tax provision set forth previously represents 40% in 1996 and 38% in 1995 and 1994 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                      1996     1995     1994
                                                      (Dollars in thousands)
    Federal statutory rate                               35%      35%      35%

    Federal income tax expense at statutory levels  $11,395   $8,554   $9,010
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit            1,425    1,124    1,051
      Tax versus book depreciation                      103      139      109
      Amortization of investment tax credits           (433)    (435)    (436)
      Reversals of capitalized expenses                 (64)     (64)     (67)
      Additional reserves for tax deficiencies          431      -        -
      Other                                              94      (46)       3
                                                    $12,951   $9,272   $9,670

      Effective federal income tax rate                  40%      38%      38%

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

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1996       1995       1994
                                                    (Dollars in thousands)

    Service cost                               $  3,405   $  2,839   $  3,196
    Interest cost                                11,300     10,983      9,793
    Return on plan assets - (gain)/loss         (20,771)   (28,360)     2,043
    Net amortization and deferral                10,912     19,180    (10,046)
        Total pension expense                     4,846      4,642      4,986
    Transfers (to) from affiliated
        companies, net                             (191)      (157)        74
    Less: Amounts capitalized and deferred        1,369      1,064      1,921
        Net pension expense                    $  3,286   $  3,421   $  3,139

    Discount rate                                  7.25%      8.50%      7.25%
    Assumed rate of return                         8.75       9.00       8.50
    Rate of increase in future compensation        4.25       5.00       4.50

<PAGE 34>

                         COMMONWEALTH ELECTRIC COMPANY

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is reflected in base rates, and pension expense. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                   1996           1995
                                                  (Dollars in thousands)
    Accumulated benefit obligation:
        Vested                                  $(118,464)     $(110,200)
        Nonvested                                 (13,687)       (12,089)
                                                $(132,151)     $(122,289)

    Projected benefit obligation                $(157,604)     $(148,445)
    Plan assets at fair market value              155,650        139,387
    Projected benefit obligation
      greater than plan assets                     (1,954)        (9,058)
    Unamortized transition obligation               3,217          3,860
    Unrecognized prior service cost                 5,157          5,720
    Unrecognized gain                             (13,087)        (6,717)
        Accrued pension liability               $  (6,667)     $  (6,195)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1996           1995

    Discount rate                                  7.50%          7.25%
    Rate of increase in future compensation        4.25           4.25

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

    (b) Other Postretirement Benefits

    Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

    To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association trusts that were estab-lished pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $6,342,000, $6,440,000 and $6,677,000 to these trusts during 1996, 1995 and 1994, respec-
tively.

<PAGE 35>

                         COMMONWEALTH ELECTRIC COMPANY

    The net periodic postretirement benefit cost for the years ended
December 31, 1996, 1995 and 1994 include the following components and related assumptions:

                                               1996       1995       1994
                                                 (Dollars in thousands)

    Service cost                              $ 1,132    $   921    $ 1,127
    Interest cost                               4,383      4,158      3,799
    Return on plan assets                      (2,576)    (2,956)       (95)
    Amortization of transition obligation
       over 20 years                            2,417      2,417      2,417
    Net amortization and deferral               1,011      1,918       (547)
       Total postretirement benefit cost        6,367      6,458      6,701
    Transfer from affiliated companies, net      (500)      (516)      (465)
    Less: Amounts capitalized and deferred       (164)     1,733      4,268
       Net postretirement benefit cost        $ 5,703    $ 4,209    $ 1,968

    Discount rate                                7.25%      8.50%      7.25%
    Assumed rate of return                       8.75       9.00       8.50
    Rate of increase in future compensation      4.25       5.00       4.50

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1996 and 1995 is as follows:

                                                      1996        1995
                                                   (Dollars in thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $(32,500)   $ (31,561)
      Fully eligible active plan participants         (4,609)      (5,032)
      Other active plan participants                 (21,819)     (21,752)
                                                     (58,928)     (58,345)
    Plan assets at fair market value                  22,635       16,593
    Accumulated postretirement benefit obligation
       greater than plan assets                      (36,293)     (41,752)
    Unamortized transition obligation                 38,666       41,083
    Unrecognized (gain) loss                          (2,373)         669
                                                    $    -      $     -

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1996 and 1995:
                                                      1996        1995

    Discount rate                                     7.50%       7.25%
    Rate of increase in future compensation           4.25        4.25
    Medicare Part B premiums                          9.50       12.20
    Medical care                                      7.00        8.00
    Dental care                                       5.00        5.00

    The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 5%, respective-ly, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $831,000 impact on the Company's annual

<PAGE 36>

                         COMMONWEALTH ELECTRIC COMPANY

expense and would change the APBO by approximately $7.9 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefits expense in future years.

    Effective May 1, 1995 the DPU approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts which allows the Company to fully recover costs relating to postretirement benefits and to amortize its $8.6 million deferred balance over a ten-year period. At December 31, 1996 and 1995, the Company's deferral amounted to approximately $7.1 million and $8 million, respectively.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The total Company contribution was $1,788,000 in 1996, $1,813,000 in 1995 and $1,746,000
in 1994.

(6) Interim Financing and Long-Term Debt

    (a) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1996, system companies had $135 million of committed lines of credit that will expire at varying intervals in 1997. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At
December 31, 1996, the uncommitted lines of credit totaled $20 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.6% and 6.1% in 1996 and 1995, respectively. Notes payable to banks totaled $15 million and $17.3 million at December 31, 1996 and 1995, respectively.

    (b) Advances from Affiliates

    The Company had notes payable to the System of $2,240,000 at December 31, 1996. There were no notes payable to the System at December 31, 1995.
These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.3% and 8.8% in 1996 and 1995, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-

<PAGE 37>

                         COMMONWEALTH ELECTRIC COMPANY

ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.3% and 5.8% in 1996 and 1995, respective-ly. Notes payable to the Pool totaled $830,000 and $1,545,000 at December 31, 1996 and 1995, respectively.

    (c) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1996       1995
                                                  (Dollars in thousands)

   15-Year Term Loan, 9.30%, due 2002         $30,000   $ 30,000   $ 30,000
   25-Year Term Loan, 9.37%, due 2012          20,000     15,789     16,842
   10-Year Notes, 7.43%, due 2003              15,000     15,000     15,000
   15-Year Notes, 9.50%, due 2004              15,000     10,000     12,500
   15-Year Notes, 7.70%, due 2008              10,000     10,000     10,000
   18-Year Notes, 9.55%, due 2007              10,000     10,000     10,000
   20-Year Notes, 7.98%, due 2013              25,000     25,000     25,000
   25-Year Notes, 9.53%, due 2014              10,000     10,000     10,000
   30-Year Notes, 9.60%, due 2019              10,000     10,000     10,000
   30-Year Notes, 8.47%, due 2023              15,000     15,000     15,000
                                                        $150,789   $154,342

    The Company, under favorable conditions, may purchase its outstanding notes in advance; however, an early payment premium may be incurred. Certain of these agreements require the Company to make periodic sinking fund payments for retirement of outstanding long-term debt.

    The required sinking fund payments for the five years subsequent to December 31, 1996 are as follows:

                     Year        Sinking Funds
                            (Dollars in thousands)

                     1997           $3,553
                     1998            3,553
                     1999            3,553
                     2000            2,053
                     2001            3,481

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing Balance Sheets as of December 31, 1996 and 1995 is as follows:

                                1996                        1995
                                     (Dollars in thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-Term Debt     $154,287      $171,219     $157,828      $181,743

<PAGE 38>

                         COMMONWEALTH ELECTRIC COMPANY

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

(7) Dividend Restriction

    At December 31, 1996, approximately $6,075,000 of retained earnings was restricted against the payment of cash dividends pursuant to the Company's term loans and note agreements securing long-term debt.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of noncan-celable operating leases consisted of the following at December 31, 1996:

                                                    Operating Leases
                                                  (Dollars in thousands)

                  1997                                   $ 2,908
                  1998                                     2,185
                  1999                                     2,066
                  2000                                     1,142
                  2001                                       386
                  Beyond 2001                                507
                  Total future minimum lease payments    $ 9,194

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $2,814,000 in 1996, $3,164,000 in 1995 and
$3,491,000 in 1994. There were no contingent rentals and no sublease rentals for the years 1996, 1995 and 1994.

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

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1994, 1995 and 1996 (page 49).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994 (page 50).

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

10.1.5 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981, between CE and CEC, for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated January 2, 1981 (Refiled as Exhibit 4 to the CE 1992 Form 10-K, File No. 2-7749).

10.1.5.1 Agreement to transfer ownership, construction and operational interest in the Seabrook Units 1 and 2 from CE to CEC dated Janu-ary 2, 1981 (Refiled as Exhibit 3 to the CE 1991 Form 10-K, File No. 2-7749).

10.1.6 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.7 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for sell-er's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.8 Agreement between NBGEL and Central Maine Power Company (CMP), for the joint-ownership, construction and operation of William F. Wyman Unit No. 4 dated November 1, 1974 together with Amendment No. 1 dated June 30, 1975 (Exhibit 13(N) to the NBGEL Form S-1, File No. 2-54955).

10.1.8.1 Amendments No. 2 and 3 to 10.1.8 as amended August 16, 1976 and December 31, 1978 (Exhibit 5(a) 14 to the System's Form S-16 (June
           1979), File No. 2-64731).

<PAGE 42>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.9 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the System's 1985 Form 10-K, File No. 1-7316).

10.1.10 Capacity Acquisition Agreement between CEC,CEL and CE dated Sep-tember 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

10.1.10.1 Supplement to 10.1.10 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.10.2 Amendment to 10.1.10 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or the Company owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.11 Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Refiled as Exhibits 5 and 6 to the 1992 CE Form 10-K, File No. 2-7749).

10.1.11.1 Amendment No. 2 to 10.1.11 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.11.2 Amendment No. 3 to 10.1.11 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).

10.1.12 Participation Agreement between MEPCO and CEL and/or NBGEL dated June 20, 1969 for construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the NBEPC (Exhibit 13 to the CES 1984 Form 10-K, File No. 1-7316).

10.1.12.1 Supplement Amending 10.1.12 as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.13 Power Purchase Agreement (Revised) between Weweantic Hydro Associ-ates and the Company for the purchase of available hydro-electric energy produced by a facility located in Wareham, MA, originally dated December 13, 1982, revised and dated March 12, 1993 (Filed as Exhibit 1 to the CE Form 10-Q (June 1993), File No. 2-7749).

10.1.14 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

<PAGE 43>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.15    Power Purchase Agreement between Corporation Investments, Inc.
           (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.15.1 Amendment to 10.1.15 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.16 Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission Corpo-ration (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.16.1  Amendment No. 3 to 10.1.16 (Exhibit 2 to the CE Form 10-Q (June
           1986), File No. 2-7749).

10.1.17 Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982, Amend-ment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.18 Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Ex-hibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.18.1 Amendatory Agreement No. 3 to 10.1.18 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.19 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.20 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.21 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.21.1 First, Second and Third Amendments to 10.1.21 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.21.2 Fifth, Sixth and Seventh Amendments to 10.1.21 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Ex-hibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

<PAGE 44>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.21.3 Fourth and Eighth Amendments to 10.1.21 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.21.4 Ninth and Tenth Amendments to 10.1.21 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.21.5 Eleventh Amendment to 10.1.21 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.21.6 Twelfth Amendment to 10.1.21 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.22 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Electric Company, Inc. (New England Hydro) (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.23 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utili-ties (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.24 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.25 Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL util-ities (Ex. 3 to the CEC Form 10-Q (Sept. 1985), File No. 2-30057).

10.1.25.1 Amendment No. 1 to 10.1.25 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.25.2 Amendment No. 2 to 10.1.25 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.26 Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.26.1 Amendments Nos. 1 and 2 to 10.1.26 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.26.2 Amendments Nos. 3 and 4 to 10.1.26 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

<PAGE 45>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.27 Phase II Boston Edison AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.27.1 Amendments Nos. 1 and 2 to 10.1.27 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.27.2 Amendments Nos. 3 and 4 to 10.1.27 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.28 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Ex-hibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.29 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1, 1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.29.1 Transmission Service Agreement between Northeast Utilities' compa-nies (NU) - The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO), and CE for NU companies to transmit power purchased from Swift River Company's Chicopee Units to CE, dated October 1, 1984 (Exhibit 14 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.29.2 Transformation Agreement between WMECO and CE whereby WMECO is to transform power to CE from the Chicopee Units, dated December 1, 1984 (Exhibit 15 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.30 System Power Sales Agreement by and between CL&P and WMECO, as buyers, and CE, as seller, dated January 13, 1984 (Exhibit 13 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.31 System Power Sales Agreement by and between CL&P, WMECO, as sell-ers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the NU Companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to CEL 1985 Form 10-K, File No. 2-7909).

10.1.31.1 System Power Sales Agreement by and between CL&P, WMECO, and PSNH, as sellers, and the Company, as buyer, of power for peaking capac-ity and related energy, dated January 13, 1995, as effective June 1, 1995 and extending to October 31, 2000 (Exhibit 2 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.32 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

<PAGE 46>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.32.1 Power Sales Agreement to 10.1.32 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.32.2 Amendment to 10.1.32 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.32.3 Second Amendment to 10.1.32.2 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to the CE Form 10-Q (June
           1991), File No. 2-7749).

10.1.33 System Power Sales Agreement by and between CE (seller) and NEP (buyer), dated January 6, 1984 (Exhibit 1 to the CE Form 10-Q (June 1985), File No. 2-7749).

10.1.34 Service Agreement by and between CE and NEP dated March 24, 1984, whereas CE agrees to purchase short-term power applicable to NEP'S FERC Electric Tariff Number 5 (Exhibit 1 to the CE Form 10-Q (June
           1987), File No. 2-7749).

10.1.35 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associates, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.35.1 First Amendment to 10.1.35 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.35.2 Second Amendment to 10.1.35 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.35.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.35.4 Amendment to 10.1.35.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.36 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to the CE Form 10-Q (Septem-ber 1991), File No. 2-7749).

10.1.36.1 First Amendment, dated November 24, 1992, to 10.1.36 (Exhibit 1 to the CE Form 10-Q (March 1993), File No. 2-7749).

10.1.37 System Power Exchange Agreement by and between CE and New England Power Company dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q March 1992), File No. 2-7749).

10.1.37.1 First Amendment, dated September 8, 1992, to 10.1.37, dated January 16, 1992 (Exhibit 1 to the CE Form 10-Q (Sept. 1992), File No. 2-7749).

<PAGE 47>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.37.2 Second Amendment, dated March 2, 1993, to 10.1.37 (Exhibit 2 to the CE Form 10-Q (March 1993), File No. 2-7749).

10.1.38 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between CE (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June
           1992), File No. 2-7749).

10.1.38.1 Second Amendment, dated June 23, 1994, to 10.1.38 (Exhibit 4 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.39 Power Purchase Agreement by and between Masspower (seller) and the Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.40 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and the Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogen-eration facility, dated February 20, 1992 (Exhibit 2 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.40.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., CEL, the Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.40.2 First Amendment, dated November 7, 1994, to 10.1.40 by and between the Company and Altresco Pittsfield, L.P. dated February 20, 1992

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

<PAGE 48>

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

10.2.3.8 Twenty-sixth Agreement to 10.2.3 as amended March 15, 1989 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Agreement to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-eighth Agreement to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-
           7316).

10.2.3.11 Twenty-ninth Agreement to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1996.

Exhibit 27. Financial Data Schedule

           Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1996.

           Filed herewith as Exhibit 2 is the restated Financial Data Sched-ule for the twelve months ended December 31, 1995.

           Filed herewith as Exhibit 3 is the restated Financial Data Sched-ule for the twelve months ended December 31, 1994.

<PAGE 49>

                                                               SCHEDULE I

                         COMMONWEALTH ELECTRIC COMPANY
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                             FROM RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                            (Dollars in thousands)

Name of Issuer and
Description of Investment

Common Stock - Yankee Atomic Electric Company

Balance, December 31, 1993

    Number of Shares:  3,835

    Amount                                                $601

          1994
Add: Equity in Earnings                                     53

Less: Dividends Received                                    -

Balance, December 31, 1994                                 654


          1995
Add: Equity in Earnings                                    (18)

Less: Dividends Received                                    46

Balance, December 31, 1995                                 590


          1996
Add: Equity in Earnings                                     53

Less: Dividends Received                                    -

Balance, December 31, 1996                                $643


There were no changes in the number of shares held during the years 1994, 1995 or 1996.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

<PAGE 50>

SCHEDULE II

                         COMMONWEALTH ELECTRIC COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                            (Dollars in thousands)





                                        Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts       End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts             Year Ended December 31, 1996

                      $2,379      $1,661       $601         $2,849      $1,792


                                Year Ended December 31, 1995

                      $2,841      $2,243       $704         $3,409      $2,379


                                Year Ended December 31, 1994

                      $3,268      $2,362       $641         $3,430      $2,841

<PAGE 51>

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1996

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

Principal Executive Officers:

WILLIAM G. POIST                            March 27, 1997
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                March 27, 1997
Russell D. Wright,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                            March 27, 1997
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Directors:

WILLIAM G. POIST                            March 27, 1997
William G. Poist, Director

R. D. WRIGHT                                March 27, 1997
Russell D. Wright, Director

JAMES D. RAPPOLI                            March 27, 1997
James D. Rappoli, Director