Form 10-Q
period 1997-03-31
COMMONWEALTH ELECTRIC CO
filed 1997-05-14
CIK 71222

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549-1004

                                 FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                    OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Outstanding at
   Class of Common Stock                                 May 1, 1997

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)

                                                   March 31,     December 31,
                                                     1997            1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $538,377       $535,004
  Less - Accumulated depreciation                    166,779        163,397
                                                     371,598        371,607
  Add - Construction work in progress                  2,471          2,315
                                                     374,069        373,922

INVESTMENTS
  Equity in nuclear electric power company               597            643
  Other                                                   14             14
                                                         611            657

CURRENT ASSETS
  Cash                                                 2,104            358
  Accounts receivable -
    Affiliates                                         2,900          2,662
    Customers                                         41,755         42,644
  Unbilled revenues                                    6,216          6,741
  Prepaid property taxes                               1,512          3,024
  Inventories and other                                4,935          4,580
                                                      59,422         60,009

DEFERRED CHARGES
  Regulatory assets                                   70,216         68,129
  Other                                                4,686          3,282
                                                      74,902         71,411

                                                    $509,004       $505,999









                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   March 31,     December 31,
                                                     1997            1996
                                                  (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 32,132         27,334
                                                     180,343        175,545
  Long-term debt, less current sinking
    fund requirements                                149,684        150,734
                                                     330,027        326,279

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            19,350         15,000
    Advances from affiliates                           2,345          3,070
                                                      21,695         18,070

  Other Current Liabilities -
    Current sinking fund requirements                  3,553          3,553
    Accounts payable -
      Affiliates                                      10,193         10,213
      Other                                           26,047         28,137
    Accrued taxes -
      Local property and other                         2,501          3,025
      Income                                          17,002         15,462
    Other                                             13,362         16,274
                                                      72,658         76,664
                                                      94,353         94,734

DEFERRED CREDITS
  Accumulated deferred income taxes                   48,226         47,716
  Unamortized investment tax credits                   7,018          7,126
  Other                                               29,380         30,144
                                                      84,624         84,986

COMMITMENTS AND CONTINGENCIES

                                                    $509,004       $505,999


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                                      1997           1996

ELECTRIC OPERATING REVENUES                         $117,361       $117,896

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                             77,067         79,230
  Other operation and maintenance                     21,751         20,113
  Depreciation                                         4,419          4,290
  Taxes -
    Income                                             2,950          2,996
    Local property                                     1,623          1,434
    Payroll and other                                    959          1,040
                                                     108,769        109,103

OPERATING INCOME                                       8,592          8,793

OTHER INCOME                                              10             28

INCOME BEFORE INTEREST CHARGES                         8,602          8,821

INTEREST CHARGES
  Long-term debt                                       3,389          3,492
  Other interest charges                                 440            504
  Allowance for borrowed funds
    used during construction                             (25)           (48)
                                                       3,804          3,948

NET INCOME                                             4,798          4,873

RETAINED EARNINGS -
  Beginning of period                                 27,334         20,708
  Dividends on common stock                              -           (8,789)

  End of period                                     $ 32,132       $ 16,792











                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)



                                                        1997           1996

OPERATING ACTIVITIES
  Net income                                          $ 4,798        $ 4,873
  Effects of noncash items -
    Depreciation and amortization                       7,029          5,384
    Deferred income taxes and investment
      tax credits, net                                  1,789           (694)
  Change in working capital, exclusive of cash
    and interim financing                              (1,673)        (2,525)
  Fuel charge stabilization deferral                   (4,359)         4,609
  All other operating items                            (4,270)          (504)

Net cash provided by operating activities               3,314         11,143

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (4,118)        (5,537)
  Allowance for borrowed funds used during
    construction                                          (25)           (48)

Net cash used for investing activities                 (4,143)        (5,585)

FINANCING ACTIVITIES
  Proceeds from (payments of) short-term borrowings     4,350         (6,975)
  Advances from (payments to) affiliates                 (725)        11,180
  Payment of dividends                                    -           (8,789)
  Sinking funds payments                               (1,050)        (1,050)

Net cash provided by (used for) financing activities    2,575         (5,634)

Net increase (decrease) in cash                         1,746            (76)
Cash at beginning of period                               358          1,430

Cash at end of period                                 $ 2,104        $ 1,354

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $ 5,074        $ 5,183
    Income taxes                                      $ 1,122        $   639



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

        The Company has 828 regular employees including 546 (66%) who are represented by three collective bargaining units. New agreements were reached in early 1996 with two bargaining units (representing approximate-ly 54% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively. The third agreement representing 12% of regular employees expires on April 30, 1998. Employee relations have generally been satisfactory.

(2) Significant Accounting Policies

        (a) Principles of Accounting

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting poli-cies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The unaudited financial statements for the periods ended March 31, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

    Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the Company's financial position or results of operations upon adoption. This result may change as modifica-tions are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregu-lated plant and inventory assets. However, on December 30, 1996, the DPU issued an order containing "Model Rules" for industry restructuring that management believes would essentially allow full recovery of stranded costs. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discus-sion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges at March 31, 1997 and December 31, 1996 were as follows:

                                                    March 31,  December 31,
                                                       1997       1996
                                                    (Dollars in thousands)

    Fuel charge stabilization                        $26,364     $21,504
    Power contract buy-out                            20,020      20,794
    Postretirement benefits costs
      including pensions                              12,092      12,092
    Pilgrim nuclear plant litigation costs             6,197       6,286
    Yankee Atomic unrecovered plant
      and decommissioning costs                        4,024       4,333
    Conservation and load management costs               790       2,322
    Other                                                729         798
                                                     $70,216     $68,129

        The regulatory liabilities included in other deferred credits at March 31, 1997 and December 31, 1996 were as follows:

                                                    March 31,  December 31,
                                                       1997       1996
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $ 2,269     $ 2,792
    Other deferred income taxes                        1,970       2,086
    Excess replacement power refunds                     798         982
                                                     $ 5,037     $ 5,860

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $109 million for the five-year period 1997 through 2001. Of that amount, $23.3 million is estimated for 1997. As of March 31, 1997, the Company's construction expenditures amounted to approximately $4.1 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1997 and 1996 and unit sales for these periods is shown below:

                                                  Three Months Ended
                                                        March 31,
                                                      1997 and 1996
                                                  Increase (Decrease)
                                                 (Dollars in thousands)

Electric Operating Revenues                          $  (535)    (0.5)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel                             (2,163)    (2.7)
  Other operation and maintenance                      1,638      8.1
  Depreciation                                           129      3.0
  Taxes -
    Federal and state income                             (46)    (1.5)
    Local property and other                             108      4.4
                                                        (334)    (0.3)

Operating Income                                        (201)    (2.3)

Other Income                                             (18)   (64.3)

Income Before Interest Charges                          (219)    (2.5)

Interest Charges                                        (144)    (3.6)

Net Income                                           $   (75)    (1.5)

Unit Sales (Megawatthours or MWH)
  Retail                                                (743)    (0.1)
  Wholesale                                           73,606     31.9
    Total unit sales                                  72,863      6.7

    The following is a summary of unit sales (in MWH) for the periods indicated:

                                                  Unit Sales (MWH)
        Three Months Ended           Total        Retail       Wholesale

          March 31, 1997             1,161,487    857,419      304,068
          March 31, 1996             1,088,624    858,162      230,462

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    The slight decline in operating revenues for the first quarter of 1997 from the corresponding period in 1996 was due to a decrease in the cost of electricity purchased for resale, transmission and fuel to retail customers ($4.9 million) and lower retail unit sales ($.2 million). Offsetting these factors were higher revenues related to recovery of costs associated with conservation and load management programs ($1.3 million) as described below and wholesale sales ($2.8 million) reflecting the changing capacity needs of non-affiliated utilities and the New England Power Pool. Fluctuations in the level of wholesale electric sales have no impact on net income.

    Despite the 6.7% increase in total unit sales, electricity purchased for resale, transmission and fuel expense decreased in the current quarter due to greater available generation (162,000 MW) (72.8%) from the Company's affili-ate, Canal Electric Company (Canal), at a lower cost than was available from several non-utility generating units and other contracted purchased power sources in the same period of a year ago. Purchases from Canal were lower in 1996 due to scheduled maintenance on Canal Unit 2.

Other Operation and Maintenance

    The 8.1% increase in other operation and maintenance was primarily due to costs attributable to conservation and load management programs ($1.3 million) due to recent approval from the Massachusetts Department of Public Utilities
(DPU) for accelerated recovery of costs, higher medical plan costs ($285,000) and transmission and distribution costs primarily related to tree-trimming expenses ($262,000). These expenses were offset somewhat by a decline of $148,000 in the provision for bad debt expense.

Depreciation and Taxes

    Depreciation expense increased 3% due to a higher level of depreciable property, plant and equipment. The increase in local property and other taxes reflects higher tax rates and assessments in the Company's service area offset somewhat by lower payroll taxes.

Interest Charges

    Total interest charges decreased $144,000 (3.6%) for the current quarter reflecting scheduled sinking fund payments on long-term debt and a lower average amount of short-term borrowings during the period.

Electric Industry Restructuring

    In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a draft order containing proposed rules for implementing electric industry restructuring, and on December 30, 1996, the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring have also been filed by the Governor of the Commonwealth of Massachusetts, on February 24, 1997, and by the Massachusetts Legislature's own Joint Committee on Electric Utility Restructuring (the Committee), on March 20, 1997. Each of

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

the plans proposed by the DPU, the Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric genera-tion choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service provided by distribution companies at spot market price.

    In some regulatory jurisdictions, changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other costs previously approved by regulators and included in current rates. These potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs which are significant to the system relates to above market purchased power contracts that the Company and Cambridge Electric have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets.

    The Governor's restructuring proposal includes: a standard offer genera-tion service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructur-ing; and, at a minimum, the functional separation of generation, transmission and distribution services. The Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchase power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

    The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmis-sion and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the Company and Cambridge Electric submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increas-ing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the Governor and the Committee.

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

    The Company and Cambridge Electric have engaged in preliminary settlement discussions with the Attorney General and have provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the companies would file a full restructuring plan with the DPU.

    On March 31, 1997, the Company and Cambridge Electric submitted a report to the DPU which detailed the proposed auction process for selling their electric generation assets and entitlements. The process will include a standard, sealed-bid auction for generation assets and an ascending-bid auction for power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery.

    As described in Note 2(b) of the Notes to Condensed Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increas-ing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropri-ate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance on this issue is expected in the near future. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery.

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1997.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1997.

<PAGE 15>

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  May 14, 1997                             JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer