Form 10-Q
period 1997-06-30
COMMONWEALTH ELECTRIC CO
filed 1997-08-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 August 1, 1997

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1997            1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $543,060       $535,004
  Less - Accumulated depreciation                    170,367        163,397
                                                     372,693        371,607
  Add - Construction work in progress                  1,989          2,315
                                                     374,682        373,922

INVESTMENTS
  Equity in nuclear electric power company               597            643
  Other                                                   14             14
                                                         611            657

CURRENT ASSETS
  Cash                                                 2,430            358
  Accounts receivable -
    Affiliates                                         2,873          2,662
    Customers                                         40,390         42,644
  Unbilled revenues                                   10,539          6,741
  Prepaid property taxes                                 -            3,024
  Inventories and other                                5,022          4,580
                                                      61,254         60,009

DEFERRED CHARGES
  Regulatory assets                                   71,700         68,129
  Other                                                7,799          3,282
                                                      79,499         71,411

                                                    $516,046       $505,999









                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1997            1996
                                                 (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 27,687         27,334
                                                     175,898        175,545
  Long-term debt, less current sinking
    fund requirements                                149,687        150,734
                                                     325,585        326,279

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            24,325         15,000
    Advances from affiliates                           7,665          3,070
                                                      31,990         18,070

  Other Current Liabilities -
    Current sinking fund requirements                  3,553          3,553
    Accounts payable -
      Affiliates                                       8,594         10,213
      Other                                           27,452         28,137
    Accrued taxes -
      Local property and other                            93          3,025
      Income                                          12,757         15,462
    Other                                             22,034         16,274
                                                      74,483         76,664
                                                     106,473         94,734

DEFERRED CREDITS
  Accumulated deferred income taxes                   48,938         47,716
  Unamortized investment tax credits                   6,910          7,126
  Other                                               28,140         30,144
                                                      83,988         84,986

COMMITMENTS AND CONTINGENCIES

                                                    $516,046       $505,999


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)

                                   Three Months Ended      Six Months Ended
                                     1997      1996         1997       1996

ELECTRIC OPERATING REVENUES        $111,405   $104,958    $228,766   $222,854

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    73,261     66,304     150,328    145,534
  Other operation and maintenance    29,472     20,263      51,223     40,376
  Depreciation                        4,419      4,290       8,838      8,580
  Taxes -
    Income                             (847)     2,910       2,103      5,906
    Local property                    1,529      1,457       3,152      2,891
    Payroll and other                   682        645       1,641      1,685
                                    108,516     95,869     217,285    204,972

OPERATING INCOME                      2,889      9,089      11,481     17,882

OTHER INCOME (EXPENSE)                  (65)      (289)        (55)      (261)

INCOME BEFORE INTEREST CHARGES        2,824      8,800      11,426     17,621

INTEREST CHARGES
  Long-term debt                      3,407      3,492       6,796      6,984
  Other interest charges                515        588         955      1,092
  Allowance for borrowed funds
    used during construction            (26)       (21)        (51)       (69)
                                      3,896      4,059       7,700      8,007

NET INCOME (LOSS)                    (1,072)     4,741       3,726      9,614

RETAINED EARNINGS -
  Beginning of period                32,132     16,792      27,334     20,708
  Dividends on common stock          (3,373)    (1,533)     (3,373)   (10,322)

  End of period                    $ 27,687   $ 20,000    $ 27,687   $ 20,000











                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)

                                                        1997         1996

OPERATING ACTIVITIES
  Net income                                          $  3,726     $  9,614
  Effects of noncash items -
    Depreciation and amortization                       12,697       10,782
    Deferred income taxes and investment
      tax credits, net                                    (504)         273
  Change in working capital, exclusive of cash
    and interim financing                               (1,354)     (12,091)
  Fuel charge stabilization deferral                    (6,873)         970
  All other operating items                             (6,311)      (5,274)

Net cash provided by operating activities                1,381        4,274

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                                (8,758)     (10,445)
  Allowance for borrowed funds used during
    construction                                           (51)         (69)

Net cash used for investing activities                  (8,809)     (10,514)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                    9,325        6,775
  Proceeds from affiliates                               4,595       10,920
  Payment of dividends                                  (3,373)     (10,322)
  Sinking funds payments                                (1,047)      (1,047)

Net cash provided by financing activities                9,500        6,326

Net increase in cash                                     2,072           86
Cash at beginning of period                                358        1,430

Cash at end of period                                 $  2,430     $  1,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $  7,504     $  7,791
    Income taxes                                      $  3,913     $  6,159







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

        The Company has 799 regular employees including 521 (65%) who are represented by three collective bargaining units. New agreements were reached in early 1996 with two bargaining units (representing approximate-ly 54% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively. The third agreement representing 11% of regular employees expires on April 30, 1998. Employee relations have generally been satisfactory.

        During the second quarter of 1997, the system initiated a voluntary personnel reduction program. For additional information, see the "Person-nel Reduction Program" section under Management's Discussion and Analysis of Results of Operations.

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

        The unaudited financial statements for the periods ended June 30, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consist-ing of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

        Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy and the accrual for costs associated with the personnel reduction program referred to above.

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

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

        The principal regulatory assets included in deferred charges at June 30, 1997 and December 31, 1996 were as follows:

                                                     June 30,  December 31,
                                                       1997       1996
                                                    (Dollars in thousands)

    Fuel charge stabilization                        $29,508     $21,504
    Power contract buy-out                            19,236      20,794
    Postretirement benefits costs
      including pensions                              11,781      12,092
    Pilgrim nuclear plant litigation costs             6,108       6,286
    Yankee Atomic unrecovered plant
      and decommissioning costs                        3,711       4,333
    Conservation and load management costs               629       2,322
    Other                                                727         798
                                                     $71,700     $68,129

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities included in other deferred credits at June 30, 1997 and December 31, 1996 were as follows:

                                                     June 30,  December 31,
                                                      1997        1996
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $ 1,745     $ 2,792
    Other deferred income taxes                        1,970       2,086
    Excess replacement power refunds                     614         982
                                                     $ 4,329     $ 5,860

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $109 million for the five-year period 1997 through 2001. Of that amount, $23.3 million is estimated for 1997. As of June 30, 1997, the Company's construction expenditures amounted to approximately $8.8 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended
June 30, 1997 and 1996 and unit sales for these periods is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1997 and 1996         1997 and 1996
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $  6,447     6.1%    $  5,912     2.7%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel              6,957    10.5        4,794     3.3
  Other operation and maintenance      9,209    45.4       10,847    26.9
  Depreciation                           129     3.0          258     3.0
  Taxes -
    Federal and state income          (3,757) (129.1)      (3,803)  (64.4)
    Local property and other             109     5.2          217     4.7
                                      12,647    13.2       12,313     6.0

Operating Income                      (6,200)  (68.2)      (6,401)  (35.8)

Other Income                             224    77.5          206    78.9

Income Before Interest Charges        (5,976)  (67.9)      (6,195)  (35.2)

Interest Charges                        (163)   (4.0)        (307)   (3.8)

Net Income                          $ (5,813) (122.6)    $ (5,888)  (61.2)


Unit Sales (Megawatthours or MWH)
    Retail                             3,216     0.4        2,473     0.1
    Wholesale                         59,120    31.7      132,726    31.8
      Total                           62,336     6.1      135,199     6.4

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Six Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

June 30, 1997   1,078,398  832,794   245,604   2,239,885   1,690,213  549,672
June 30, 1996   1,016,062  829,578   186,484   2,104,686   1,687,740  416,946

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    The increase in operating revenues for the six-month period ended June 30, 1997 from the corresponding period in 1996 was due to wholesale sales ($3.9 million) reflecting the changing capacity needs of non-affiliated utilities and the New England Power Pool. Fluctuations in the level of wholesale electric sales have no impact on net income. The recovery of costs associated with conservation and load management programs ($1.1 million) and other miscellaneous revenues ($.8 million) also contributed to the increase in the current six-month period.

    The increase in operating revenues for the three-month period ended June 30, 1997 from the corresponding period in 1996 was primarily due to the increased cost of electricity purchased for resale, transmission and fuel to retail customers ($5.6 million) and higher wholesale sales ($1.1 million).

    Electricity purchased for resale, transmission and fuel expense increased in the current quarter and six-month period due to higher unit sales offset somewhat by greater available generation (by 97,000 MWH (48.5%) and 383,000 MWH (129.2%)), respectively, from the Company's affiliate, Canal Electric Company (Canal), at a lower cost than was available from several non-utility generating units and other contracted purchased power sources in the same period of a year ago. Purchases from Canal were lower in 1996 due to sched-uled maintenance on Canal Unit 2.

Other Operation and Maintenance

    Other operation and maintenance includes the following:

                                      Three Months Ended     Six Months Ended

                                            June 30,             June 30,
                                         1997      1996       1997      1996
                                                (Dollars in millions)

    Other operation and maintenance     $29.5     $20.3      $51.2     $40.4
         Less:
         Personnel Reduction Program      8.4       -          8.4       -
         Storm-related maintenance        2.0       -          2.0       -
         Conservation and load manage-
             ment accelerated recovery    -         -          1.3       -
           Net                          $19.1     $20.3      $39.5     $40.4

    The increase in other operation and maintenance was primarily due to one-time costs related to a Personnel Reduction Program initiated during the current quarter (as further discussed below), to storm damage costs related to an April 1 blizzard, and to costs attributable to conservation and load management programs due to approval received in the first quarter of 1997 from the Massachusetts Department of Public Utilities (DPU) for accelerated recovery of costs. In the current quarter, after excluding the impact of the above factors, the decline in expense was primarily due to a $671,000 reduc-tion in insurance and employee benefits costs.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Depreciation and Taxes

    Depreciation expense increased slightly in the current three and six-month periods due to a higher level of depreciable property, plant and equipment. The decline in federal and state income taxes was due to a lower level of pretax income. Local property and other tax increases for the current three and six-month periods primarily reflect higher rates and assessments in the Company's service area.

Other Income and Interest Charges

    Other income increased in the current three and six-month periods from the same periods in 1996 due to the absence of a settlement paid in the second quarter of 1996 by the Company related to conservation management services provided by an outside vendor.

    Total interest charges declined in the current three and six-month periods reflecting scheduled sinking fund payments on long-term debt and a lower average amount of short-term borrowings during the period.

Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System's companies. This action follows the recent management consolida-tion of the system's electric and gas operations. The expectation is that the workforce will be reduced by 15% to 20%.

    The PRP is offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements is subject to negotiation. The election period is from May 13 through August 29, 1997. The system reserves the right to limit the number of participants in the program to 300; however, the system expects the final participation level to exceed this amount.

    The program provides severance based on years of service, the continuation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

    Currently, approximately 14% of the Company's employees have applied for the PRP. The Company estimates that the cost of termination benefits as described above, including a portion of costs for certain affiliates but excluding generation-related costs that are being addressed separately as part of the industry restructuring process, will approximate $8.4 million which was recorded in the second quarter and had an after-tax income impact of $5.1 million. The payback period is expected to be less than one year.

Electric Industry Restructuring

    On December 30, 1996, the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

concerning electric industry restructuring were filed by the former Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massa-chusetts Legislature's Joint Committee on Electric Utility Restructuring (the Committee) on March 20, 1997. Each of the plans proposed by the DPU, the former Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric genera-tion choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU, which is known as standard offer service. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at spot market prices.

    In some regulatory jurisdictions, changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other costs previously approved by regulators and included in current rates. These potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs, which are significant to the system, relates to above-market purchased power contracts that the Company and Cambridge Electric have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets.

    The former Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The former Governor's legislation

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchased power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

    The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to imple-ment electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmis-sion and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the Company and Cambridge Electric submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increas-ing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the former Governor and the Committee.

    During the last several months, three Massachusetts electric utilities announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a 10% reduction in customers' bills and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

    The Company and Cambridge Electric have recently engaged in formal settle-ment discussions with the Attorney General and have provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the companies would file a full restructuring plan with the DPU.

    On March 31, 1997, the Company and Cambridge Electric submitted a report to the DPU which detailed the proposed auction process for selling their electric generation assets and entitlements. The process will include a standard, sealed-bid auction for generation assets and purchased power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. The Company and Cambridge Electric anticipate

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

that the bidding process will begin shortly after Labor Day.

    As described in Note 2(b) of the Notes to Condensed Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increas-ing competition restricting the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropri-ate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance on this issue is
expected in the near future.   Based on the current evaluation of the various
factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to electric generation, are probable of future recovery.

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1997.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1997.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  August 14, 1997                          JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer