Form 10-Q
period 1997-09-30
COMMONWEALTH ELECTRIC CO
filed 1997-11-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 November 1, 1997

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)

                                                 September 30,   December 31,
                                                      1997           1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $545,938       $535,004
  Less - Accumulated depreciation                    172,310        163,397
                                                     373,628        371,607
  Add - Construction work in progress                  3,674          2,315
                                                     377,302        373,922

INVESTMENTS
  Equity in nuclear electric power company               599            643
  Other                                                   14             14
                                                         613            657

CURRENT ASSETS
  Cash                                                 2,418            358
  Accounts receivable -
    Affiliates                                         3,593          2,662
    Customers                                         41,283         42,644
  Unbilled revenues                                    7,770          6,741
  Prepaid property taxes                               4,565          3,024
  Inventories and other                                4,133          4,580
                                                      63,762         60,009

DEFERRED CHARGES
  Regulatory assets                                   71,466         68,129
  Other                                                5,540          3,282
                                                      77,006         71,411

                                                    $518,683       $505,999









                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                 September 30,   December 31,
                                                      1997           1996
                                                  (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 32,217         27,334
                                                     180,428        175,545
  Long-term debt, less current sinking
    fund requirements                                149,689        150,734
                                                     330,117        326,279

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            16,600         15,000
    Advances from affiliates                           5,870          3,070
                                                      22,470         18,070

  Other Current Liabilities -
    Current sinking fund requirements                  3,553          3,553
    Accounts payable -
      Affiliates                                       8,986         10,213
      Other                                           22,596         28,137
    Accrued taxes -
      Local property and other                         5,167          3,025
      Income                                          18,627         15,462
    Other                                             23,443         16,274
                                                      82,372         76,664
                                                     104,842         94,734

DEFERRED CREDITS
  Accumulated deferred income taxes                   49,468         47,716
  Unamortized investment tax credits                   6,802          7,126
  Other                                               27,454         30,144
                                                      83,724         84,986

COMMITMENTS AND CONTINGENCIES

                                                    $518,683       $505,999


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                     1997      1996         1997       1996

ELECTRIC OPERATING REVENUES        $120,058   $123,350    $348,824   $346,204

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    75,975     77,052     226,303    222,586
  Other operation and maintenance    20,028     21,945      71,251     62,321
  Depreciation                        4,419      4,290      13,257     12,870
  Taxes -
    Income                            5,206      5,383       7,309     11,289
    Local property                    1,480      1,524       4,632      4,415
    Payroll and other                   669        558       2,310      2,243
                                    107,777    110,752     325,062    315,724

OPERATING INCOME                     12,281     12,598      23,762     30,480

OTHER INCOME (EXPENSE)                    7         49         (48)      (212)

INCOME BEFORE INTEREST CHARGES       12,288     12,647      23,714     30,268

INTEREST CHARGES
  Long-term debt                      3,405      3,493      10,201     10,477
  Other interest charges                609        593       1,564      1,685
  Allowance for borrowed funds
    used during construction            (37)       (10)        (88)       (79)
                                      3,977      4,076      11,677     12,083

NET INCOME                            8,311      8,571      12,037     18,185

RETAINED EARNINGS -
  Beginning of period                27,687     20,000      27,334     20,708
  Dividends on common stock          (3,781)       -        (7,154)   (10,322)

  End of period                    $ 32,217   $ 28,571    $ 32,217   $ 28,571











                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)

                                                        1997         1996

OPERATING ACTIVITIES
  Net income                                          $ 12,037     $ 18,185
  Effects of noncash items -
    Depreciation and amortization                       18,380       16,201
    Deferred income taxes and investment
      tax credits, net                                   1,138         (890)
  Change in working capital, exclusive of cash
    and interim financing                                4,015       (3,511)
  Fuel charge stabilization deferral                    (6,972)       4,835
  All other operating items                             (6,585)      (5,894)

Net cash provided by operating activities               22,013       28,926

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (16,066)     (14,789)
  Allowance for borrowed funds used during
    construction                                           (88)         (79)

Net cash used for investing activities                 (16,154)     (14,868)

FINANCING ACTIVITIES
  Proceeds from (payment of) short-term borrowings       1,600       (7,850)
  Proceeds from affiliates                               2,800        6,550
  Payment of dividends                                  (7,154)     (10,322)
  Sinking funds payments                                (1,045)      (1,044)

Net cash used for financing activities                  (3,799)     (12,666)

Net increase in cash                                     2,060        1,392
Cash at beginning of period                                358        1,430

Cash at end of period                                 $  2,418     $  2,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $ 12,734     $ 13,043
    Income taxes                                      $  2,825     $ 10,289







                            See accompanying notes.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

        The Company has 740 regular employees including 485 (66%) who are represented by three collective bargaining units. New agreements were reached in early 1996 with two bargaining units (representing approximate-ly 54% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively. The third agreement representing 12% of regular employees expires on April 30, 1998. Employee relations have generally been satisfactory.

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

        The unaudited financial statements for the periods ended September 30, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the Company's financial position or results of operations upon adoption. This result may change as modifica-tions are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregu-lated plant and inventory assets. However, pending Massachusetts legisla-tion provides for recovery of stranded costs, subject to review. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges at September 30, 1997 and December 31, 1996 were as follows:

                                              September 30,    December 31,
                                                  1997            1996
                                                 (Dollars in thousands)

    Fuel charge stabilization                    $30,270         $21,504
    Power contract buy-out                        18,432          20,794
    Postretirement benefits costs
      including pensions                          12,026          12,092
    Pilgrim nuclear plant litigation costs         6,018           6,286
    Yankee Atomic unrecovered plant
      and decommissioning costs                    3,385           4,333
    Conservation and load management costs           471           2,322
    Other                                            864             798
                                                 $71,466         $68,129

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities included in other deferred credits at September 30, 1997 and December 31, 1996 were as follows:

                                                 September 30,   December 31,
                                                      1997          1996
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $ 1,222       $ 2,792
    Other deferred income taxes                        1,970         2,086
    Excess replacement power refunds                     430           982
                                                     $ 3,622       $ 5,860

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $109 million for the five-year period 1997 through 2001. Of that amount, $23.3 million is estimated for 1997. As of September 30, 1997, the Company's construction expenditures amounted to approximately $8.8 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

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

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of major factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1997 and 1996 and unit sales for these periods is shown below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                     1997 and 1996         1997 and 1996
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $ (3,292)   (2.7)%   $  2,620     0.8%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel             (1,077)   (1.4)       3,717     1.7
  Other operation and maintenance     (1,917)   (8.7)       8,930    14.3
  Depreciation                           129     3.0          387     3.0
  Taxes -
    Federal and state income            (177)   (3.3)      (3,980)  (35.3)
    Local property and other              67     3.2          284     4.3
                                      (2,975)   (2.7)       9,338     3.0

Operating Income                        (317)   (2.5)      (6,718)  (22.0)

Other Income                             (42)  (85.7)         164    77.4

Income Before Interest Charges          (359)   (2.8)      (6,554)  (21.7)

Interest Charges                         (99)   (2.4)        (406)   (3.4)

Net Income                          $   (260)   (3.0)    $ (6,148)  (33.8)


Unit Sales (Megawatthours or MWH)
    Retail                            47,571     5.2       50,044     1.9
    Wholesale                         49,954    20.1      182,680    27.4
      Total                           97,525     8.4      232,724     7.1

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Nine Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

September 30,
    1997        1,258,480  959,421   299,059   3,498,365   2,649,634  848,731
September 30,
    1996        1,160,955  911,850   249,105   3,265,641   2,599,590  666,051

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    The increase in operating revenues for the nine-month period ended September 30, 1997 from the corresponding period in 1996 was due to a greater level of wholesale sales ($6.4 million) reflecting the changing capacity needs of the New England Power Pool. Fluctuations in the level of wholesale electric sales have no impact on net income. Also contributing to the increase in revenues for the nine-month period were higher retail unit sales ($1.9 million) and the recovery of costs associated with conservation and load management programs ($1 million). Offsetting these factors were the absence of a $4 million refund associated with a 1996 power contract settlement agreement and lower revenues related to the recovery of electricity purchased for resale, transmission and fuel to retail customers ($3.9 million).

    The decrease in operating revenues for the current three-month period was primarily due to the absence of the power contract refund discussed above and lower revenues related to the recovery of electricity purchased for resale, transmission and fuel to retail customers ($4.4 million). Offsetting these factors were an increase in retail unit sales revenues ($2.4 million) and greater wholesale sales ($2.4 million).

    Electricity purchased for resale, transmission and fuel expense increased
in the first nine months of 1997 due to higher unit sales.   Also included in
purchased power is an increase in purchases from affiliate Canal Electric Company's Unit 1 and 2 reflecting the increased availability of these units. This expense declined in the current quarter despite higher unit sales due primarily to a decline in the average cost of power.

Other Operation and Maintenance

    Other operation and maintenance includes the following:

                                      Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1997      1996       1997      1996
                                                (Dollars in millions)

    Other operation and maintenance     $20.0     $21.9      $71.3     $62.3
      Less:
      Personnel Reduction Program         -         -          8.4       -
      April 1 storm-related maintenance   -         -          1.9       -
      Hurricane Edouard storm damage      -         1.9        -         1.9
      Conservation and load management
          accelerated recovery            -         -          1.3       -
          Net                           $20.0     $20.0      $59.7     $60.4

    The increase in other operation and maintenance was primarily due to one-time costs related to a Personnel Reduction Program initiated during the second quarter (as further discussed below), storm damage costs related to an April 1 blizzard, and costs attributable to conservation and load management programs due to approval received in the first quarter of 1997 from the Massachusetts Department of Public Utilities (DPU) for accelerated recovery of costs. Partially offsetting these factors was the absence in the current three and nine-month periods of costs associated with storm damage from

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Hurricane Edouard in 1996.

Depreciation and Taxes

    Depreciation expense increased slightly in the current three and nine-month periods due to a higher level of depreciable property, plant and equipment. The decline in federal and state income taxes was due to a lower level of pretax income. Local property and other tax increases for the current nine-month period primarily reflect higher property tax rates and assessments in the Company's service area. In the current quarter, the increase in expense was due to higher payroll taxes.

Other Income and Interest Charges

    Other income increased in the current nine-month period from the same period in 1996 due to the absence of a settlement paid in the second quarter of 1996 by the Company related to conservation management services provided by an outside vendor.

    Total interest charges declined in the current three and nine-month periods reflecting scheduled sinking fund payments on long-term debt and, during the current nine-month period, a lower average amount of short-term borrowings.

    Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System. This action followed the consolidation of the system's electric and gas operations. The expectation is that the system's workforce will be reduced by 15% to 20%.

    The PRP was offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements was subject to negotiation. The system reserves the right to limit the number of participants to 300; however, the system expects the final participation level to exceed this count.

    The program provides severance based on years of service, the continuation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

    To date, approximately 12% of the Company's employees have voluntarily terminated employment with the Company as a result of the PRP. The Company estimates that the cost of termination benefits as described above, including a portion of costs for certain affiliates but excluding generation-related costs that are being addressed separately as part of the industry restructur-ing process, will approximate $8.4 million which was recorded in the second quarter and had an after-tax income impact of $5.1 million. The payback period is expected to be less than one year.

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

    Electric Industry Restructuring

    On December 30, 1996 the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's Joint Committee on Electric Utility Restructuring on March 20, 1997 that ultimately evolved into the proposal issued on August 4, 1997 by the Senate Chairman of the Joint Committee on Government Regulations. Additional-ly, during the past year, three Massachusetts electric utilities announced negotiated restructuring settlements with the Massachusetts Attorney General. Generally, these original proposals and settlement agreements included, among other things, provisions for a 10% reduction in customer charges, divestiture of non-nuclear generating assets, recovery of stranded costs through a non-bypassable access charge and an implementation date of January 1, 1998.

    Subsequently, on October 3, 1997, the House Chairman of the Joint Commit-tee on Government Regulations issued another proposal that included, among other things, a provision calling for a 15% reduction in rates for customers taking standard offer service from the utility over a seven-year period, the establishment of an auditing board within the DPU that would review the stranded costs that would be included in each company's non-bypassable access charge, unbundled rates as of January 1, 1998 and implementation of customer choice of energy supplier by March 1, 1998.

    On October 29, 1997, a joint proposal was filed by the chairpersons of the Joint Committee on Government Regulations which essentially reflected the provisions previously proposed. This proposal was then forwarded to the Ways and Means Committee of the House of Representatives for further review and amendment. The House Ways and Means Committee then sent the amended legisla-tive proposal to the House of Representatives (the House). On November 10, 1997, after a considerable number of additional amendments were made by members of the House, the legislation was passed in the House by a vote of 157 to 3. Provisions of this legislation include, among other things, a 10% discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subsequent increase in the discount on standard offer service to 15% upon completion of divestiture of non-nuclear generating assets and securitization of net non-mitigable stranded costs (which, for the system, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of stranded costs subject to review and an audit process. A Senate version of electric industry restructuring legislation is expected shortly.

    The proposed legislation is lengthy, complex and subject to change before it is finalized. The Company cannot yet determine the final impact on its operations and financial condition. The final legislation must also be approved by the Massachusetts House and Senate and signed by the Governor of Massachusetts. While the Company is encouraged by the legislation's treatment of stranded cost recovery, the mandated customer discount could have a significant impact on future cash flows. The system is preparing a proposed restructuring plan in anticipation of final legislation being enacted.

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

    Auction Process

    On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets and entitlements. The process includes a standard, sealed-bid auction for generation assets and purchased power contracts. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August and in October an Offering Memorandum was issued. The system expects that the final bidders will be chosen by year-end and that the entire process, including regulatory approvals, will be completed no later than the end of 1998.

    Provisions of Statement of Financial Accounting Standards No. 71

    As described in Note 2(b) of the Notes to Condensed Financial Statements, the Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increas-ing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company periodically monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropri-ate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition was referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance was issued in July 1997.
Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, are probable of future recovery.

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1997.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1997.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  November 14, 1997                        JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer