Form 10-K
period 1997-12-31
COMMONWEALTH ELECTRIC CO
filed 1998-03-31
CIK 71222

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

    For the fiscal year ended December 31, 1997

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Outstanding at
       Class of Common Stock                         March 16, 1998
    Common Stock, $25 par value                      2,043,972 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is filing this Form with the reduced disclosure format.

Documents Incorporated by Reference                  Part in Form 10-K
              None                                     Not Applicable

List of Exhibits begins on page 40 of this report.

<PAGE 2>

                         COMMONWEALTH ELECTRIC COMPANY

                               TABLE OF CONTENTS

                                    PART I
                                                                   PAGE


Item  1.    Business........................................        3

              General.......................................        3
              Electric Power Supply.........................        3
              ISO - New England.............................        5
              Energy Mix....................................        6
              Rates, Regulation and Legislation.............        6
                (a) Restructuring Legislation...............        6
                (b) Unbundled Rates.........................        6
                (c) Wholesale Rate Proceedings..............        8
                (d) Retail Choice Pilot Program.............        9
              Competition...................................        9
              Construction and Financing....................       10
              Employees.....................................       10

Item  2.    Properties......................................       10

Item  3.    Legal Proceedings...............................       10



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................       11

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................       12

Item  8.    Financial Statements and Supplementary Data.....       19

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........       19



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................       40



Signatures..................................................       51

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY
                                    PART I.

Item 1. Business

    General

    Commonwealth Electric Company (the Company) is engaged in the generation, transmission, distribution and sale of electricity to approximately 322,300 retail customers (including 46,100 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. The results of the 1990 federal census taken in the Company's service area indicated a population increase of 18.1% since 1980. The Company also sells power to the Independent System Operator (ISO) - New England (formerly the New England Power Pool that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England), and is actively marketing sales of certain available capacity to other utilities in and outside the New England region. In early 1997, the Company received approval to participate as a broker in the purchase and sale of electricity.

    The Company, which was organized on April 4, 1850 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunications and Energy (DTE) (formerly the Massachusetts Department of Public Utilities) that regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). Since the date of its organization, the Company has from time to time acquired or disposed of the property and franchises of or merged with various gas or electric companies. The Company is a wholly-owned subsidiary of Commonwealth Energy System (System), which, together with its subsidiaries, is collectively referred to as "the system."

    By virtue of its charter, which is unlimited in time, the Company purchases, distributes and sells electricity without direct competition in kind from any privately or municipally-owned utilities. Alternate sources of energy are available to customers within the service territory, but competi-tion from these sources has not been significant. However, on November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act that subjects the generation element of traditional electric utility operations to competition, effective March 1, 1998. For further details, refer to the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operations in Item 7 of this report. Of the Company's 1997 retail electric unit sales (74.9% of total sales), 47.4% was sold to residential customers, 41.7% to commercial customers, 10.5% to industrial and 0.4% to streetlighting and similar types of customers.

    Electric Power Supply

    The Company relies almost entirely on purchased power to meet its electric energy requirements. The Company owns generating facilities with a total capacity of 13.8 megawatts (MW) that are principally used for emergency and peaking purposes. The Company also has a joint-ownership interest of 8.8 MW in Central Maine Power Company's oil-fired Wyman Unit 4.

    The Company's non-nuclear generating assets together with capacity

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

entitlements associated with power contracts that are further discussed later in this section are part of an ongoing auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massa-chusetts in November 1997. The auction process is expected to be completed in 1998. For further information refer to the "Industry Restructuring" section of Management's Discussion and Analysis and Results of Operations in Item 7 of this report.

    Power purchases for the Company and Cambridge Electric Light Company (Cam-bridge Electric), the other wholly-owned electric distribution subsidiary of the System, are arranged in accordance with their requirements. These arrangements include purchases from Canal Electric Company (Canal), another wholly-owned subsidiary of the System. Canal is a wholesale electric generat-ing company located in Sandwich, Massachusetts and an important source of purchased power for the Company and Cambridge Electric. These generating facilities are also part of the aforementioned auction. Under long-term contracts, system entitlements include one-quarter (141.5 MW) of the capacity and energy of Canal Unit 1 and one-half (275.7 MW) of the capacity and energy of Canal Unit 2. The Company's entitlements in these units are 113.3 MW and
220.7 MW, respectively.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Cambridge Electric. The CADA has been accepted for filing as an amendment to Canal's FERC rate schedule and allows Canal to act on behalf of the Company and Cambridge Electric in the procurement of additional capacity for one or both companies, or, to sell capacity and/or energy from each company's entitlements. The CADA is in effect for Seabrook 1, Phases I and II of Hydro-Quebec and (through April
1997) the New England Power Company (Bear Swamp Units). Exchange agreements are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser. Power contracts are in place whereby Canal bills or credits the Company and Cambridge Electric for the costs or revenues associated with these facilities. The Company and Cambridge Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DTE approval.

    The Company has other long-term contracts for the purchase of electricity from various other sources including a 73.5 MW entitlement from a nuclear unit in Plymouth, Massachusetts (Pilgrim) under a life-of-the-unit contract with Boston Edison Company. Also, through Canal's equity ownership in Hydro-Quebec Phase II and its 3.52% interest in the Seabrook nuclear power plant, the Company has entitlements of 48.2 MW and 32.7 MW, respectively.

    Pursuant to other long-term contracts, several non-utility generating
(NUG) sources provided a substantial portion of the Company's power entitle-ments in 1997 as follows: 180.7 MW from four (4) natural gas-fired units; 67 MW from a waste-to-energy unit (including an expansion unit); and 23.9 MW from four (4) hydro-electric suppliers.

    On June 5, 1996, the DTE approved a power sale termination agreement between the Company and Altresco Lynn, Inc. (Altresco) that related to a purchase power obligation under which the Company would have been required to purchase approximately 25 MW from Altresco beginning January 1, 1997. Under

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

the terms of the termination agreement, the Company returned to Altresco $550,000 of the $750,000 power sale agreement security deposit held by the Company since April 1992. The remaining $200,000, plus accumulated interest, was credited to the Company's fuel charge stabilization account. Consistent with DTE precedent regarding provision of least-cost electric service, the termination of the power sale agreement, coupled with providing replacement power when necessary, will save the Company's customers approximately $34 million over the twenty-year life of the initial power sale agreement.

    In early 1995, the Company restructured a NUG power sale agreement with Lowell Cogeneration Company L.P. (23 MW) that defers the purchase of capacity and energy until December 31, 2000 and, when called back into service, power will be dispatched only when needed at the discretion of the Company. Also, the Company terminated a NUG power sale agreement with Pepperell Power Associates L.P. (38 MW) effective January 27, 1995. This buy-out is expected to save the Company's customers approximately $37 million over the next 20 years. In June 1995, the Company signed an agreement with another New England utility (Northeast Utilities) to purchase peaking-unit capacity at rates lower than that available from ISO - New England or other regional utilities. In 1993, the Company extended a commitment to April 1997 to exchange 50 MW of Canal's oil-fired generation with 50 MW of pumped storage energy and capacity from non-affiliate New England Power Company's Bear Swamp Units (an initial, smaller exchange of 25 MW began in 1992). The Bear Swamp Units are pumped storage hydroelectric generating facilities. These contracts were designed to reduce the system's reliance on oil.

    In addition to power purchases, the Company has aggressively pursued the opportunity to market excess energy and capacity at rates greater than it would receive from sales to ISO - New England. This competitive business developed for the Company in the early 1990's when it began to formally respond to requests for proposals to supply short-term energy and associated capacity to other utilities. Increased emphasis on the marketing of excess energy and capacity as well as increased emphasis on reducing production cost expenses through aggressively seeking least-cost energy and capacity on the market has resulted in approximate savings of $3.1 million, $3.8 million and $2.0 million in 1997, 1996 and 1995, respectively.

    ISO - New England

    The Company, together with other electric utility companies in the New England area, is a member of ISO - New England, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    ISO - New England operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirement. This concept is accomplished by use of computers to monitor and forecast load requirements.

    The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

planning and operation of these systems.

    The reserve requirements used by the ISO - New England participants in planning future additions are determined by ISO - New England to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be approximately 20% of peak load.

    Energy Mix

    The Company's energy mix, which includes purchased power, is shown below:

                               1997      1996      1995
       Natural gas              33%       39%       42%
       Oil                      37        21        15
       Nuclear                  13        20        22
       Waste-to-energy          11        12        13
       Hydro                     6         8         5
       Coal                      -         -         3
         Total                 100%      100%      100%

    The Company's energy mix reflects the use of natural gas and other fuels due to the requirement to purchase capacity from NUG facilities. The higher oil component in 1997 reflects the greater availability of Canal Units 1 and 2 as compared to 1996 and 1995 when significant scheduled and unscheduled maintenance resulted in reduced output.

Rates, Regulation and Legislation

    The Company operates under the jurisdiction of the DTE, which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the FERC.

    (a) Restructuring Legislation

    As more fully discussed in the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operations in Item 7 of this report, the Company began to implement the provisions of the Electric Industry Restructuring Act on March 1, 1998 as signed into law on November 25, 1997 following the Company's filing of its proposed restructuring plan with the DTE on November 19, 1997. A modified plan was approved by the DTE on February 27, 1998 prior to implementation on March 1, 1998.

    (b) Unbundled Rates

    The Company has restructured its operations to provide customers with unbundled rates that provide a ten percent rate reduction as of March 1, 1998 and the opportunity to purchase generation supply on the competitive market pursuant to the electric industry restructuring legislation enacted in November 1997. Delivery rates are composed of distribution charges, transi-tion charges (to collect stranded costs) and transmission charges. Electrici-ty supply services include optional standard offer service and default service. Distribution charges consist of customer demand and energy charges as appropriate to recover distribution costs, including costs formerly recovered under the Conservation Charge, and is based on the separation of

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

distribution and transmission facilities. Transmission charges are itemized separately and are subject to the Company's Transmission Cost Adjustment. Transition charges are designed to recover on a reconciling basis all of the Company's stranded costs.

    Prior to March 1, 1998, the Company had Fuel Charge (FC) rate schedules that generally allowed for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. These schedules required a quarterly computation and DTE approval of an FC decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedules did not match actual costs for that period, an appropriate adjust-ment was reflected in the calculation of the next subsequent calendar quarter decimal.

    Also prior to March 1, 1998, the Company collected a portion of capacity-related purchased power costs associated with certain long-term power arrange-ments through base rates. The recovery mechanism for these costs used a per kilowatthour (KWH) factor that was calculated using historical (test-period) capacity costs and unit sales. This factor was then applied to current monthly KWH sales. When current period capacity costs and/or unit sales varied from test-period levels, the Company experienced a revenue excess or shortfall that had a significant impact on net income. However, as part of the settlement agreements approved by the DTE in May 1995, the Company was allowed to defer these costs (within certain limits - $16 million in any given calendar year and $40 million over the life of the mechanism) which neutral-ized their sometimes volatile effect on net income.

    The Company also had separately stated Conservation Charge rate schedules that allowed for current recovery, from retail customers, of conservation and load management (C&LM) costs.

    Conservation and Load Management Programs The Company has implemented a variety of cost-effective C&LM programs that are designed to reduce future energy use by its customers. In 1993, the DTE began allowing the recovery by the Company of its "lost base revenues" from customers as a rate component employed by the DTE to encourage effective implementation of C&LM programs. These and other C&LM costs were recovered through a Conservation Charge decimal. The KWH savings that were realized as a result of the successful implementation of C&LM programs served as the basis for determining lost base revenues. Pursuant to the Restructuring Act, the Company has agreed to mandatory charges per KWH to fund energy efficiency and demand-side management activities.

    (c) Wholesale Rate Proceedings

    The Company provides power supply and transmission services to its FERC-jurisdictional wholesale customers and requires FERC approval to change its wholesale rates.

    On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning 1) open access transmission and 2) stranded costs. The FERC's notices proposed to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient, lower cost power to electric consumers. On April 24, 1996 the FERC issued Order No. 888, a set of three

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

interrelated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale open access transmission tariffs that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996, the Company filed tariffs that conform to the FERC's pro-forma tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services. On March 4, 1997, the FERC issued Order No. 888-A which, required revisions to the tariffs filed in compliance with Order No. 888. The Company filed its revised tariffs on July 14, 1997. On November 25, 1997, the FERC issued Order No. 888-B requiring minor changes that did not require an additional filing.

    On December 31, 1996, the Company filed market-based power sales tariffs with the FERC with the intent to make wholesale power sales at fully negotiat-ed rates. FERC approved the tariffs on February 27, 1997. In addition, the Company requested and received authorization to participate as brokers in the sale and purchase of electricity.

    (d) Retail Choice Pilot Program

    Prior to March 1, 1998, the date retail choice was available for all customers, the Company had designed a program to allow a limited number of customers the opportunity to possibly reduce their electric bills while the Company learned more about real-time pricing and the administrative require-ments associated with open-market competition. Through the program, the Company developed internal procedures for billing and allocating the costs for providing an alternative supply to its retail customers, and developed methods for educating customers regarding retail choice. The program was available to the Company's 18 commercial and industrial customers that took service under one of the Company's economic development rates. This program was discon-tinued on February 28, 1998.

    Competition

    Prior to March 1, 1998, the Company developed and implemented strategies that dealt with the increasingly competitive environment then facing the electric utility business. The inherently high cost of providing energy services in the Northeast had placed the region at a competitive disadvantage as more customers began to explore alternative energy supply options.
Pursuant to preliminary electric industry restructuring rules issued in late 1996, the DTE proposed to implement programs under which utility and non-utility generators could sell electricity to customers of other utilities without regard to previously closed franchise service areas. The DTE initial-ly began an inquiry into incentive ratemaking in 1994. The Company had developed innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets.

    On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the System announced the consolidation of management personnel of the Company and affiliates Cambridge Electric, Commonwealth Gas Company and COM/Energy Services Company effective on that date. The Company and these affiliates continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

duplication in order to create the most efficient and cost-effective operation possible. As part of this consolidation effort, the Company initiated a voluntary Personnel Reduction Program that ultimately resulted in a decrease of 127 regular employees (15.1%) in 1997.

    Some of the more specific details of the innovative measures taken in response to competition include the following:

    Rate Stabilization Plan The Company implemented a FC rate settlement on April 1, 1994, amended in May 1995, that stabilized its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and no greater than
6.7 cents per KWH during 1997. However, the Company decided to maintain a FC of 6.5 cents per KWH in 1997 and defer, for later recovery, the difference between the 6.5 and 6.7 cents per KWH FC. The rate stabilization is achieved through the use of a cost deferral mechanism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DTE. The deferred costs are reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule yet to be determined and subject to DTE approval. The deferred amount, excluding carrying charges, was restricted to a maximum of $40 million during the settlement period (1994 through 1997) and was further limited to an annual amount of $16 million. The deferred balance increased by $5,543,000 in 1997 primarily due to cost increases. In 1996, the Company reduced the deferred balance by $2,372,000, somewhat reversing the prior year deferral of $3,447,000.

    The rate stabilization mechanism was part of a long-term plan to control the Company's retail rates. This plan helped to eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate had enabled current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal was widely supported by various business and customer groups and other political interests.

    Economic Development Realizing a healthy regional economy benefits not only businesses but all area residents, the Company actively encourages economic growth by working in partnership with communities and businesses, providing resources and incentives to help the region's economy. The Company also funded the development of a business plan that focused on improving infrastructure, regulation, access to capital, marketing and promotion, cooperation and leadership on Cape Cod.

    In an effort to foster industrial development in its service area, the Company began offering an Economic Development Rate in October 1991 to new or existing industrial customers with an electric demand of 500 kilowatts or more and meet specific financial and other criteria. The number of commercial and industrial customers that participated in this special rate were 21, 31 and 27 at December 31, 1997, 1996 and 1995, respectively. The rate was available for a six-year term that terminated on March 1, 1998. The Company also offered a Vacant Space Rate that was available to qualifying small commercial and industrial customers who established loads in previously unoccupied building space. These rates were terminated on March 1, 1998 as retail choice was introduced to provide consumers with the opportunity to purchase power from a competitive supplier or remain with the Company through standard offer

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

service. However, the DTE encourages the Company to pursue all necessary solutions to meet the energy needs of their customers and will support properly designed economic development rates that can be provided to customers by distribution companies in the future.

    Construction and Financing

    Information concerning the Company's financing and construction programs is contained in Note 3(a) of Notes to Financial Statements filed under Item 8 of this report.

    Employees

    The total number of full-time employees for the Company declined 15.1% in 1997 to 716 from 843 employees at year-end 1996. The Company has 467 employ-ees (65.2%) who are represented by the Brotherhood of Utility Workers of New England, Inc. under three separate collective bargaining units with agreements that expire April 30, 1998, October 31, 2001 and September 30, 2002. Employee relations have generally been satisfactory.

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

    At December 31, 1997, the electric transmission and distribution system consisted of 5,740 pole miles of overhead lines, 3,747 cable miles of under-ground line, 138 substations and 335,739 active customer meters.

Item 3. Legal Proceedings

      The Company is not a party to any pending material legal proceeding.

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

                                    PART II.


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

      (a) Principal Market

          Not applicable. The Company is a wholly-owned subsidiary of Common-wealth Energy System.

      (b) Number of Shareholders at December 31, 1997

          One

      (c) Frequency and Amount of Dividends Declared in 1997 and 1996

                      1997                            1996
                             Per Share                       Per Share
          Declaration Date     Amount     Declaration Date     Amount

          April 25, 1997       $1.65      January 24, 1996      $4.30
          July 21, 1997         1.85      April 29, 1996          .75
          October 27, 1997      1.25      November 4, 1996       1.30
          December 22, 1997     1.25                            $6.35
                               $6.00

          Reference is made to Note 7 of the Notes to Financial Statements filed under Item 8 of this report for the restriction against the payment of cash dividends.

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

Item 7. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of certain significant factors that have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facili-tate an understanding of the results of operations. This discussion should be read in conjunction with Item 1 of this report and the Notes to Financial Statements filed under Item 8 of this report.

    A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1997 and 1996 and unit sales for these periods is shown below:

                                        Years Ended         Years Ended
                                        December 31,        December 31,
                                       1997 and 1996       1996 and 1995
                                             Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $ 17,669    3.9%     $ 19,202    4.4%

Operating Expenses -
   Electricity purchased for resale
     and fuel                          14,619    5.0         9,033    3.2
   Transmission                         1,230   30.5          (617) (13.3)
   Other operation                      7,065    9.8         2,718    3.9
   Maintenance                             22    0.2         2,280   21.6
   Depreciation                           513    3.0           664    4.1
   Taxes -
     Federal and state income          (2,553) (19.7)        1,910   17.3
     Local property and other             612    7.5           243    3.1
                                       21,508    5.2        16,231    4.0

Operating Income                       (3,839) (10.6)        2,971    8.9

Other Income                              271   56.8           799   62.6

Income Before Interest Charges         (3,568)  (9.9)        3,770   11.7

Interest Charges                         (886)  (5.4)         (666)  (3.9)

Net Income                           $ (2,682) (13.7)     $  4,436   29.2


Unit Sales (Megawatthours or MWH)
   Retail                              88,213    2.6        96,581    2.9
   Wholesale                          325,054   38.1        (3,976)  (0.5)
     Total unit sales                 413,267    9.6        92,605    2.2

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

Unit Sales and Customers

   The following is a summary of unit sales and customers for the periods indicated:
                                       Years Ended December 31,
                              1997                 1996               1995
                                        %                    %
   Unit Sales (MWH):                  Change               Change

     Residential           1,668,193    1.4     1,645,011   3.1    1,595,161
     Commercial            1,470,179    3.7     1,417,790   2.4    1,384,301
     Industrial              368,509    3.5       356,009   3.8      343,004
     Streetlighting           16,180    0.9        16,039   1.5       15,802
       Total retail        3,523,061    2.6     3,434,849   2.9    3,338,268
     Wholesale             1,177,993   38.1       852,938  (0.5)     856,914
       Total               4,701,054    9.6     4,287,787   2.2    4,195,182

   Customers - 12 Month Average:

     Residential (a)         281,927    1.2       278,653   1.2      275,409
     Commercial (a)           39,044    1.1        38,609   1.4       38,080
     Industrial                  296   (1.0)          299  (4.8)         314
     Streetlighting            1,081   (1.7)        1,100   4.1        1,057
       Total                 322,348    1.2       318,661   1.2      314,860

(a) Includes seasonal customers of 46,147 in 1997, 46,862 in 1996 and 47,497 in 1995. Service is considered to be "seasonal" when the kilowatthours used in the billing months ending between June 1 and September 30 exceed the kilowatthours used in the preceding eight months.

    The increase in retail unit sales in 1997 and 1996 was due to approximate-ly 3,700 and 3,800 additional customers, respectively, the majority of which are permanent year-round residential customers. The increase in the level of wholesale sales for 1997 reflected greater sales to Independent System Operator (ISO) - New England (formerly the New England Power Pool that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England). In 1996, the slight decrease in the level of wholesale unit sales reflected a 3.5% decline in sales to ISO - New England.

    The Company's residential customer segment provides approximately 47% of its total retail sales and approximately 9% of those customers rely on electricity for space heating. The Company expects that its retail unit sales compound annual growth rate over the next five years will average 1.7%.

Operating Revenues

    Operating revenues for 1997 increased $17.7 million (3.9%) due to a greater level of wholesale sales ($9.7 million) reflecting the changing capacity needs of ISO - New England. Fluctuations in the level of wholesale electric sales have no impact on net income. Also contributing to the increase in revenues were higher retail unit sales ($4.2 million), higher revenues related to the recovery of electricity purchased for resale, trans-mission and fuel to retail customers ($4.6 million), and the recovery of costs associated with conservation and load management programs (C&LM) ($1 million).

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

Offsetting these factors was the absence of a $4 million refund associated with a 1996 power contract settlement agreement.

    Operating revenues for 1996 increased by $19.2 million (4.4%) due mainly to higher electricity purchased for resale and fuel costs of $7.7 million, the impact of higher retail unit sales ($6.1 million), the $4 million refund described above, and the recovery of costs associated with C&LM programs ($700,000). The remainder of the change mainly reflects increased wholesale revenues. In total, wholesale revenues were $27.8 million, $18.2 million and $16.7 million in 1997, 1996 and 1995, respectively.

    The recovery of lost base revenues through the operation of a Conservation Charge decimal was allowed by the DTE to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. Lost base revenues declined $2.4 million and $400,000 in 1997 and 1996, respectively.

    Pursuant to a 1995 settlement agreement with the DTE that limited the Company's return on equity through 1997, revenues in 1997, 1996 and 1995 reflect a customer refund of $1.7 million, $1.8 million and $400,000, respec-tively.

    As a result of a DTE mandated recovery mechanism implemented in July 1991 for capacity-related costs associated with certain long-term purchased power contracts, the Company had experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates varied from test-period levels. This issue, which had a significant impact on net income, was addressed in a settlement agreement approved by the DTE in May 1995 (refer to the "Rates, Regulation and Legislation" section in Item 1 of this report for additional details). The Company was able to defer these costs (within certain limits) to neutralize the sometimes volatile effect on net income. During 1997 and 1996, there was an overcollection of approximately $1.9 million and $400,000, respectively, that reduced the deferred balance in the fuel charge stabilization account pursuant to the May 1995 settlement agree-ment. During 1995, there was an undercollection of approximately $2.1 million of which $1.1 million was deferred resulting in $970,000 of capacity-related costs not recovered in revenues. This recovery mechanism reduced net income by approximately $600,000 in 1995. There was no net income impact in 1997 and 1996.

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is an analysis of revenue components for the years 1997, 1996 and 1995:

                                          Years Ended December 31,
                                     1997             1996             1995
                                              (Dollars in thousands)

                                             %                 %
                                           Change            Change
   Costs recovered in Fuel,
     Purchased Power, or
     Conservation Charges         $239,690   4.0   $230,462    4.1  $221,367
   Certain power and other costs
     recovered in base rates        52,438  (0.3)    52,607   (1.2)   53,268
   Other (a)                       151,496  (0.7)   152,561    6.5   143,197
   Total retail revenue            443,624   1.8    435,630    4.3   417,832
   Total wholesale revenue          27,825  53.3     18,150    8.4    16,746
   Total revenues                 $471,449   3.9   $453,780    4.4  $434,578

    (a) Includes other base rate and miscellaneous revenues.

    In the May 1995 settlement, the Company implemented a $2.7 million annual retail base rate decrease effective May 1, 1995 and included its share of excess deferred tax reserves related to Seabrook Unit 1 refunded in May 1995 to the Company by Canal. Further, the settlement imposed a moratorium on retail rate filings until October 1998 and limited the Company's return on equity through 1997.

Electricity Purchased for Resale, Transmission and Fuel

    To satisfy demand requirements and provide required reserve capacity, the Company purchased power on a long and short-term basis through entitlements pursuant to power contracts with other New England and Canadian utilities, Qualifying Facilities and other non-utility generators through a competitive bidding process that was regulated by the DTE. The Company supplemented these sources with its own generating capacity.

    The cost of electricity purchased for resale, fuel and transmission constituted 65.8%, 64.8% and 65.8% in 1997, 1996 and 1995, respectively, of electric operating revenues. These costs increased in 1997 and 1996 due to the impact of higher unit sales offset, in part, by a lower average per unit cost of power. Power purchased from the Canal units increased by $20.4 million (50%) and $11.3 million (38.2%) in 1997 and 1996, respectively.

Other Operating Expenses

    Other operation in 1997 increased $7.1 million or 9.8% due to a one-time charge related to a Personnel Reduction Program (PRP) ($8.4 million) (as further discussed below), an increase in the provision for bad debts ($750,000) that reflected higher reserve requirements, and an increase in costs associated with C&LM programs ($2.3 million). The impact of these factors was offset, in part, by lower pension costs ($1.5 million) and lower operating costs ($2.9 million) that resulted, in part, from the PRP.

    The Company initially announced the details of the system-wide voluntary

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

PRP in May 1997. The goal of the PRP was to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the Company. In 1997, 15.1% of the Company's employees volun-tarily terminated employment as a result of the PRP. The one-time charge of $8.4 million referred to above excludes generation-related costs, the recovery of which is being addressed as part of the industry restructuring process.
The payback period for the cost of the PRP is expected to be about one year. This action followed the consolidation of the system's electric and gas operations earlier in 1997.

    In 1996, other operation increased $2.7 million (3.9%) due to higher gen-eral liability insurance costs ($3 million) and higher costs for postretire-ment benefits ($1.5 million). Somewhat offsetting these higher costs was a lower provision for bad debts ($600,000) and the absence of legal fees ($500,000) associated with the cancellation of a power contract in 1995.

    Included in other operation are certain costs, including amortization of prior period amounts, associated with C&LM programs that amounted to $5.4 million, $3.1 million and $2.6 million in 1997, 1996 and 1995, respectively.

    Maintenance was virtually unchanged in 1997. Costs associated with a severe spring snowstorm ($1.9 million) was offset by the absence of storm damage costs that resulted from Hurricane Edouard ($2.1 million) in 1996 and reduced maintenance in 1997 primarily on transmission and distribution facili-ties. In 1996, expense increased $2.3 million (21.6%) primarily due to costs for Hurricane Edouard.

    Depreciation expense increased $500,000 and $700,000 in 1997 and 1996, respectively, and reflected the Company's additions to property, plant and equipment.

    Federal and state income taxes declined $2.6 million (19.7%) in 1997 and increased $1.9 million (17.3%) in 1996 due mainly to the change in pre-tax income.

Other Income (Expense)

    Other income increased in 1997 primarily due to the absence of a $300,000 settlement paid in 1996 by the Company related to costs associated with energy conservation management services provided by an outside vendor.

    The $800,000 increase in 1996 was mainly due to the absence of a 1995 reserve for the Cannon Street generating station ($2.7 million, net of tax) and the absence of a reversal of a $1.4 million reserve in 1995 that related to certain costs associated with the Company's energy conservation program, the recovery of which was subsequently approved by the DTE.

Interest Charges

    Total interest charges declined in 1997 reflecting scheduled sinking fund payments and lower interest on potential federal and state income tax defi-ciencies ($361,000).

Interest on short-term borrowings also declined due to a lower average level of borrowings despite a slightly higher average interest rate (5.8%) for the

<PAGE 17>

                         COMMONWEALTH ELECTRIC COMPANY

year. Total interest charges declined in 1996 by 3.9% due to a lower average level of short-term borrowings and interest rates that averaged 5.6% versus 6.1% in 1995. The decrease in interest charges was offset somewhat in 1996 by a decline ($214,000) in the allowance for borrowed funds used during construc-tion.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subse-quent increase in the discount on standard offer service to 15 percent upon completion of divestiture of non-nuclear generating assets and securitization of net non-mitigable stranded costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of stranded costs subject to review and an audit process.

    The Company, together with Cambridge Electric and Canal, filed a compre-hensive electric restructuring plan with the DTE on November 19, 1997 that was thoroughly reviewed in five separate hearings that solicited public comment, and seven days of evidentiary hearings that were completed in February 1998.

    Consistent with the Act, the Company's plan provides, as of March 1, 1998, a rate reduction of 10 percent for customers choosing the standard service transition rate from the average of undiscounted rates in effect during August 1997, divestiture of non-nuclear generating assets and a restructured electric generation market that is able to offer retail access to all customers. The Company's plan also includes the following provisions:
1) an estimate and detailed accounting of total transition costs eligible for recovery through a non-bypassable access or transition charge; 2) a descrip-tion of the Company's strategies to mitigate transition costs; 3) unbundled rates for generation, distribution, transmission and other services;
4) proposed charges for the recovery of transition costs through the non-bypassable transition charge; 5) proposed programs to provide universal service to all customers; 6) proposed programs and mandatory charges to promote energy conservation and demand-side management; 7) procedures for ensuring direct retail access to all electric generation suppliers;
8) discussions of the impact of the plan on the Company's employees and the communities served by the Company; and (9) a mandatory charge per kwh for all consumers to support the development and promotion of renewable energy projects.

<PAGE 18>

                         COMMONWEALTH ELECTRIC COMPANY

    On February 27, 1998, the DTE approved the Company's restructuring plan stating that the plan complies with the Act. While the Company is encouraged with the treatment afforded stranded or transition cost recovery by the legislation and the DTE, the mandated customer discount could have a signifi-cant impact on future cash flows.

    Auction Process On March 31, 1997, the Company, together with Cambridge Electric and Canal (the Companies), submitted a report to the DTE that de-tailed the proposed auction process for selling their electric generation assets and entitlements. The process included a standard, sealed-bid auction for generation assets and purchased power contracts. The auction process provides a market based approach to maximizing stranded cost mitigation and minimizing the transition charges that ratepayers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August, and an Offering Memorandum was issued in October. Potential bidders examined all pertinent information related to the Companies' generat-ing facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the Companies selected a short list of potential bidders, each of whom are expected to submit a final binding bid in the second quarter of 1998. The entire process, including regulatory approvals, is expected to be completed in 1998.

    Provisions of Statement of Financial Accounting Standards No. 71 As described in Note 2(b) of the Notes to Consolidated Financial Statements, the Company follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."
In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Conditions that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations, excluding generation-related assets, remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regula-tory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through the non-bypassable transition charge.

Environmental Matters

    The Company is subject to laws and regulations administered by feder-al,state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and opera-tion of electric generating and transmission facilities and can require the

<PAGE 19>

                         COMMONWEALTH ELECTRIC COMPANY

installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities.

    On January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $700,000 at December 31, 1997. The adoption of SOP 96-1 did not have a material adverse effect on the Company's results of operations or financial position.

Year 2000

    The Company has been involved in the Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by early 1999.

    Expenditures incurred by the system through 1997 to review existing computer systems and to modify existing software and applications amounted to nearly $900,000, and it is estimated that approximately $2.6 million will be incurred in 1998 and 1999.

    Management believes that with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change.
Failure to become fully compliant could have a significant impact on the Company's operations.

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

                         COMMONWEALTH ELECTRIC COMPANY

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Electric Company:

    We have audited the accompanying balance sheets of COMMONWEALTH ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Electric Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting princi-ples.

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




                                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1998 (except with respect to certain matters discussed in Note 2, as to which the date is March 2, 1998).

<PAGE 21>

                         COMMONWEALTH ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   PART II.


FINANCIAL STATEMENTS

    Balance Sheets at December 31, 1997 and 1996

    Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

    Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

    Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
    1995

    Notes to Financial Statements


                                   PART IV.


SCHEDULES

    I Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1997, 1996 and 1995

    II Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995

SCHEDULES OMITTED

    All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.

<PAGE 22>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                    ASSETS



                                                         1997        1996
                                                      (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $550,449   $535,004
  Less - Accumulated depreciation                        174,488    163,397
                                                         375,961    371,607
  Add - Construction work in progress                      4,010      2,315
                                                         379,971    373,922


INVESTMENTS
  Equity in nuclear electric power company                   519        643
  Other                                                       14         14
                                                             533        657


CURRENT ASSETS
  Cash                                                     1,496        358
  Accounts receivable -
    Affiliates                                             1,753      2,662
    Customers, less reserves of $2,044 in 1997
      and $1,792 in 1996                                  45,199     42,644
  Unbilled revenues                                        9,162      6,741
  Inventories, at average cost -
    Materials and supplies                                 2,418      2,830
    Electric production fuel oil                             160        141
  Prepaid property taxes                                   3,043      3,024
  Other                                                    1,771      1,609
                                                          65,002     60,009

DEFERRED CHARGES
  Regulatory assets                                       70,112     68,129
  Other                                                    3,601      3,282
                                                          73,713     71,411

                                                        $519,219   $505,999













The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                        CAPITALIZATION AND LIABILITIES



                                                         1997        1996
                                                      (Dollars in thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)             $ 51,099   $ 51,099
    Amounts paid in excess of par value                   97,112     97,112
    Retained earnings                                     31,993     27,334
                                                         180,204    175,545
  Long-term debt, less current
    sinking fund requirements                            147,192    150,734
                                                         327,396    326,279

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                14,900     15,000
    Advances from affiliates                               5,315      3,070
                                                          20,215     18,070

  Other Current Liabilities -
    Current sinking fund requirements                      3,553      3,553
    Accounts payable -
      Affiliates                                          12,007     10,213
      Other                                               32,826     28,137
    Accrued taxes -
      Local property and other                             3,299      3,025
      Income                                              19,114     15,462
    Accrued interest                                       3,811      3,894
    Other                                                 12,717     12,380
                                                          87,327     76,664
                                                         107,542     94,734

DEFERRED CREDITS
  Accumulated deferred income taxes                       50,283     47,716
  Unamortized investment tax credits                       6,696      7,126
  Other                                                   27,302     30,144
                                                          84,281     84,986
COMMITMENTS AND CONTINGENCIES
                                                        $519,219   $505,999







The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                         COMMONWEALTH ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                            1997         1996        1995
                                                (Dollars in thousands)


ELECTRIC OPERATING REVENUES               $471,449     $453,780    $434,578

OPERATING EXPENSES
  Electricity purchased for resale
    and fuel                               304,782      290,163     281,130
  Transmission                               5,266        4,036       4,653
  Other operation                           79,324       72,259      69,541
  Maintenance                               12,871       12,849      10,569
  Depreciation                              17,554       17,041      16,377
  Taxes -
    Income                                  10,398       12,951      11,041
    Local property                           5,980        5,485       5,137
    Payroll and other                        2,762        2,645       2,750
                                           438,937      417,429     401,198

OPERATING INCOME                            32,512       36,351      33,380

OTHER INCOME (EXPENSE)                        (206)        (477)     (1,276)

INCOME BEFORE INTEREST CHARGES              32,306       35,874      32,104

INTEREST CHARGES
  Long-term debt                            13,586       13,968      14,081
  Other interest charges                     1,797        2,301       2,854
                                            15,383       16,269      16,935

NET INCOME                                $ 16,923     $ 19,605    $ 15,169













The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                         COMMONWEALTH ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                            1997         1996        1995
                                               (Dollars in thousands)

Balance at beginning of year              $27,334      $20,708     $15,350

Add (Deduct):
  Net income                               16,923       19,605      15,169
  Cash dividends on common stock          (12,264)     (12,979)     (9,811)

Balance at end of year                    $31,993      $27,334     $20,708







































The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                         COMMONWEALTH ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 1997       1996       1995
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                  $ 16,923   $ 19,605   $ 15,169
  Effects of noncash items -
    Depreciation and amortization               23,961     21,815     20,087
    Deferred income taxes                        3,720        569     11,782
    Investment tax credits                        (430)      (433)      (435)
  Change in working capital, exclusive of
      cash and interim financing -
    Accounts receivable and unbilled
      revenues                                  (4,067)      (713)      (827)
    Income taxes, net                            3,652     (3,259)    10,672
    Local property and other taxes, net            255       (224)      (757)
    Accounts payable and other                   6,968        860      4,365
  Fuel charge stabilization deferral            (5,543)     2,372     (3,447)
  Deferred postretirement benefits and
    pension costs                                 (179)       191     (1,067)
  Power contract buy-out                           -          -      (25,500)
  All other operating items                     (8,061)    (3,979)    (4,041)

Net cash provided by operating activities       37,199     36,804     26,001

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)             (22,255)   (20,483)   (24,788)
  Allowance for borrowed funds used
    during construction                           (145)       (98)      (312)

Net cash used for investing activities         (22,400)   (20,581)   (25,100)

FINANCING ACTIVITIES
  Payment of dividends                         (12,264)   (12,979)    (9,811)
  Proceeds from (payment of)
    short-term borrowings                         (100)    (2,300)    10,900
  Advances from affiliates                       2,245      1,525      1,345
  Retirement of long-term debt
    through sinking funds                       (3,542)    (3,541)    (3,542)

Net cash used for financing activities         (13,661)   (17,295)    (1,108)

Net increase (decrease) in cash                  1,138     (1,072)      (207)
Cash at beginning of period                        358      1,430      1,637
Cash at end of period                         $  1,496   $    358   $  1,430

Cash paid (received) during the periods for:
    Interest (net of capitalized amounts)     $ 14,948   $ 15,436   $ 15,685
    Income taxes paid (refunded)              $  5,019   $ 13,424   $ (1,119)


The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                         COMMONWEALTH ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the System). The System is the parent company and, together with its subsidiaries, is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several non-regulated companies. The Company's operations are involved in the production, distribution and sale of electrici-ty to 322,300 customers (including 46,100 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents.

    The Company has 716 regular employees including 467 (65%) who are repre-sented by three collective bargaining units. During 1998, a collective bargaining contract representing approximately 11% of regular employees is scheduled to expire in April. Agreements were reached in early 1996 with two other bargaining units (representing approximately 54% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These agreements will remain in effect until 2002 and 2001, respectively. Employee relations have generally been satisfactory.

    During the second quarter of 1997, the Company initiated a voluntary personnel reduction program. As a result of this program, the total number of regular employees has declined by approximately 15% in 1997.

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

    (b) Regulatory Assets and Liabilities

    The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Massachusetts Department of Public Utilities.

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DTE and/or the FERC have permitted or are

<PAGE 28>

                         COMMONWEALTH ELECTRIC COMPANY

expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extra-ordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery.

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regula-tory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

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

    The principal regulatory assets included in deferred charges at December 31, 1997 and 1996 were as follows:
                                                       1997         1996
                                                    (Dollars in thousands)

    Power contract buy-out                           $17,609     $20,794
    Fuel charge stabilization                         29,655      21,504
    Postretirement benefit costs                      12,271      12,092
    Yankee Atomic unrecovered plant
      and decommissioning costs                        3,436       4,333
    Pilgrim nuclear plant litigation costs             5,929       6,286
    Conservation and load management costs               314       2,322
    Other                                                898         789
                                                     $70,112     $68,129

    The regulatory liabilities, reflected in the accompanying Balance Sheets in deferred credits at December 31, 1997 and 1996 were as follows:
                                                       1997         1996
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $   698     $ 2,792
    Other deferred income taxes                        1,875       2,086
    Excess replacement power refunds                     246         982
                                                     $ 2,819     $ 5,860

<PAGE 29>

                         COMMONWEALTH ELECTRIC COMPANY

    As of December 31, 1997, $40.1 million of the Company's regulatory assets, including the costs associated with an existing power contract with the Yankee Atomic nuclear power plant that has been shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulato-ry assets are currently being recovered over a weighted average period of approximately 12 years. The fuel charge stabilization deferral was expected to be recovered over a six-year period beginning in April 1998, pursuant to a yet to be determined recovery schedule and subject to final DTE approval.

    In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997 the System's electric subsidiaries, including the Company, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which the Company and Cambridge Electric will, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs.
The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabili-ties related to the generation portion of the electric business.

    The cost of transitioning to competition will be mitigated, in part, through the divestiture of the Company's non-nuclear generating assets in an auction process that is expected to be completed in 1998. Any net proceeds in excess of book value received from the divestiture of these assets will be used to mitigate stranded costs.

    The Company's ability to recover its stranded costs will depend on several factors, including the aggregate amount of stranded costs the Company will be allowed to recover and the market price of electricity. Management believes that the Company will recover its stranded costs. A change in any of the above listed factors or in the current legislation could affect the recovery of stranded costs and may result in a loss to the Company. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis and Results of Operations.

    (c) Transactions with Affiliates

    Transactions between the Company and other system companies include purchases and sales of electricity, including purchases from Canal Electric Company (Canal), an affiliated wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other system companies are subject to review by the DTE.

<PAGE 30>

                         COMMONWEALTH ELECTRIC COMPANY

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:
                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in thousands)

       1997            $61,087           $31,417              $ 6,524
       1996             40,733            31,848                9,096
       1995             29,469            26,905               17,240

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). The Company sold electricity to other affiliates, primarily station service for Canal, totaling $1,290,000, $1,453,000 and $2,047,000 in 1997, 1996 and 1995, respectively.

    (d) Operating Revenues

    Customers are billed for their use of electricity on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

    The Company is generally permitted to bill customers for costs associated with purchased power and transmission, fuel used in electric production and conservation and load management (C&LM) costs. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were 3.32% in 1997 and 1996, and 3.31% in 1995.

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

    (g) Allowance for Funds Used During Construction

    Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the Company's Statements of Income and amounted to $145,000, $98,000 and $312,000 in 1997, 1996 and 1995, respectively.

<PAGE 31>

                         COMMONWEALTH ELECTRIC COMPANY

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.25% in 1997 and 1996, and 7.25% in 1995.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $105.5 million for the five-year period 1998 through 2002. Of that amount, $23.8 million is estimated for 1998. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

    (b) Power Contracts

    The Company has long-term contracts to purchase capacity from various generating facilities. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. In addition, the Company pays its share of decommissioning expenses under its nuclear contracts.

    Information relative to these long-term contracts is as follows:

                         Range of
                         Contract
                        Expiration  Entitlement               Cost
                          Dates       %     MW      1997      1996      1995
                                                     (Dollars in thousands)
    Type of Unit
    Natural Gas          2008-2017    (a) 180.7   $114,773  $111,007  $106,957
    Oil                  2000-2009    (b) 266.0     58,187    36,060    29,468
    Nuclear              2012-2026    (c) 106.1     68,381    68,716    71,953
    Waste-to-energy         2015     100   67.0     43,038    39,622    37,526
    Hydro                2014-2023   100   23.9     10,952    12,537     9,933
      Total                               643.7   $295,331  $267,942  $255,837

    (a) Includes contracts to purchase power from various non-utility genera-ting facilities with capacity entitlements ranging from 11.1% to 100%.
    (b) Includes entitlements in Canal Unit 1 (20%) and Canal Unit 2 (40%).
    (c) Includes entitlements in Seabrook 1 (2.8%) and Pilgrim (11%).

    Costs pursuant to these contracts are included in electricity purchased for resale in the Company's Statements of Income and are recoverable in revenues. The costs associated with these power contract obligations are a significant component of the Company's stranded costs that are included in the Company's restructuring plan approved by the DTE.

    The estimated aggregate obligations for capacity under the life-of-the-unit contracts, including the Canal and Seabrook 1 units, and other long-term

<PAGE 32>

                         COMMONWEALTH ELECTRIC COMPANY

purchased power contracts in effect for the five years subsequent to 1997 are as follows:
                                      Long-Term
                                      Purchased
                                        Power
                                (Dollars in thousands)

                                   1998     $304,805
                                   1999      301,659
                                   2000      309,993
                                   2001      316,524
                                   2002      323,693

    (c) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and would continue to have an impact on future operations, capital costs and construc-tion schedules of major facilities; however, the electric generating facili-ties are likely to be sold at auction in 1998 pursuant to the restructuring plan filed with the DTE.

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

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1997, 1996 and 1995:

                                            1997       1996       1995
                                              (Dollars in thousands)
    Federal
      Current                             $ 5,852    $10,818    $(2,036)
      Deferred                              3,174        374     10,014
      Investment tax credits, net            (430)      (433)      (435)
                                            8,596     10,759      7,543
    State
      Current                               1,254      1,997        (39)
      Deferred                                548        195      1,768
                                            1,802      2,192      1,729
                                          $10,398    $12,951    $ 9,272
    Federal and state income taxes
      charged to:
        Operating expense                 $10,398    $12,951    $11,041
        Other income                          -                  (1,769)
                                          $10,398    $12,951    $ 9,272

<PAGE 33>

                         COMMONWEALTH ELECTRIC COMPANY

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1997 and
1996:
                                               1997         1996
                                             (Dollars in thousands)
    Liabilities
      Property-related                       $54,605      $52,316
      Power contract buy-out                   6,853       10,002
      Fuel charge stabilization               12,241        8,124
      All other                                8,647        9,720
                                              82,346       80,162
    Assets
      Investment tax credit                    4,322        4,599
      All other                                9,120       10,791
                                              13,442       15,390
    Accumulated deferred income taxes, net   $68,904      $64,772

    The net year-end deferred income tax liability above includes a current deferred tax liability of $18,621,000 and $17,056,000 1997 and 1996, respec-tively, which are included in accrued income taxes in the Company's Balance Sheets.

    The total income tax provision set forth previously represents 38% in 1997, 40% in 1996 and 38% in 1995 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                      1997     1996     1995
                                                      (Dollars in thousands)

    Federal statutory rate                               35%      35%      35%

    Federal income tax expense at statutory levels  $ 9,562  $11,395   $8,554
    Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit            1,171    1,425    1,124
      Tax versus book depreciation                      105      103      139
      Amortization of investment tax credits           (430)    (433)    (435)
      Reversals of capitalized expenses                 (63)     (64)     (64)
      Additional reserves for tax deficiencies          -        431      -
      Other                                              53       94      (46)
                                                    $10,398  $12,951   $9,272

      Effective federal income tax rate                  38%      40%      38%

(5) Employee Benefit Plans

    (a) Pension

    The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent

<PAGE 34>

                         COMMONWEALTH ELECTRIC COMPANY

with the funding requirements of the Employee Retirement Income Security Act of 1974.

    Components of pension expense and related assumptions to develop pension expense were as follows:

                                                  1997       1996       1995
                                                    (Dollars in thousands)

    Service cost                               $  3,245   $  3,405   $  2,839
    Interest cost                                11,306     11,300     10,983
    Return on plan assets - (gain)/loss         (27,678)   (20,771)   (28,360)
    Net amortization and deferral                16,829     10,912     19,180
        Total pension expense                     3,702      4,846      4,642
    Transfers (to) from affiliated
        companies, net                             (231)      (191)      (157)
    Less: Amounts capitalized and deferred        1,714      1,369      1,064
        Net pension expense                    $  1,757   $  3,286   $  3,421

    Discount rate                                  7.50%      7.25%      8.50%
    Assumed rate of return                         8.75       8.75       9.00
    Rate of increase in future compensation        4.25       4.25       5.00

    Pension expense reflects the use of the projected unit credit method that is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between pension contribution, which is reflected in base rates, and pension expense. The funded status of the plan (using a measurement date of December 31) is as follows:

                                                   1997           1996
                                                  (Dollars in thousands)
    Accumulated benefit obligation:
        Vested                                  $(152,967)     $(118,464)
        Nonvested                                 (17,183)       (13,687)
                                                $(170,150)     $(132,151)

    Projected benefit obligation                $(184,290)     $(157,604)
    Plan assets at fair market value              177,112        155,650
    Projected benefit obligation
      greater than plan assets                     (7,178)        (1,954)
    Unamortized transition obligation               2,574          3,217
    Unrecognized prior service cost                 4,594          5,157
    Unrecognized gain                              (6,560)       (13,087)
        Accrued pension liability               $  (6,570)     $  (6,667)

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                   1997           1996

    Discount rate                                  7.00%          7.50%
    Rate of increase in future compensation        3.75           4.25

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

<PAGE 35>

                         COMMONWEALTH ELECTRIC COMPANY

    (b) Other Postretirement Benefits

    Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

    To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association trusts that were estab-lished pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $5,654,000, $6,342,000, and $6,440,000 to these trusts during 1997, 1996 and 1995, respec-
tively.

    The net periodic postretirement benefit cost for the years ended
December 31, 1997, 1996 and 1995 include the following components and related assumptions:

                                               1997       1996       1995
                                                 (Dollars in thousands)

    Service cost                              $   980    $ 1,132    $   921
    Interest cost                               4,355      4,383      4,158
    Return on plan assets                      (4,383)    (2,576)    (2,956)
    Amortization of transition obligation
       over 20 years                            2,417      2,417      2,417
    Net amortization and deferral               2,289      1,011      1,918
       Total postretirement benefit cost        5,658      6,367      6,458
    Transfer from affiliated companies, net      (645)      (500)      (516)
    Less: Amounts capitalized and deferred        (82)      (164)     1,733
       Net postretirement benefit cost        $ 4,931    $ 5,703    $ 4,209

    Discount rate                                7.50%      7.25%      8.50%
    Assumed rate of return                       8.75       8.75       9.00
    Rate of increase in future compensation      4.25       4.25       5.00

    The funded status of the plan using a measurement date of December 31, 1997 and 1996 is as follows:

                                                      1997        1996
                                                   (Dollars in thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                      $(46,906)   $ (32,500)
      Fully eligible active plan participants         (8,576)      (4,609)
      Other active plan participants                 (13,215)     (21,819)
                                                     (68,697)     (58,928)
    Plan assets at fair market value                  30,229       22,635
    Accumulated postretirement benefit obligation
       greater than plan assets                      (38,468)     (36,293)
    Unamortized transition obligation                 36,250       38,666
    Unrecognized (gain) loss                          (2,218)      (2,373)
                                                    $    -      $     -

<PAGE 36>

                         COMMONWEALTH ELECTRIC COMPANY

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1997 and 1996:
                                                       1997       1996

    Discount rate                                      7.00%      7.50%
    Rate of increase in future compensation            3.75       4.25
    Medicare Part B premiums                           3.10       9.50
    Medical care                                       6.75       7.00
    Dental care                                        4.50       5.00

    The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 4.5%, respec-tively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $780,000 impact on the Company's annual expense and would change the APBO by approximately $8.6 million.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretire-ment benefits expense in future years.

    Effective May 1, 1995 the DTE approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts that allows the Company to fully recover costs relating to postretirement benefits and to amortize its $8.6 million deferred balance over a ten-year period. At December 31, 1997 and 1996, the Company's deferral amounted to approximately $6.3 million and $7.1 million, respectively.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The total Company contribution was $1,672,000 in 1997, $1,788,000 in 1996, and
$1,813,000 in 1995.

<PAGE 37>

                         COMMONWEALTH ELECTRIC COMPANY

(6) Long-Term Debt and Interim Financing

    (a) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1997       1996
                                                  (Dollars in thousands)

   15-Year Term Loan, 9.30%, due 2002         $30,000   $ 30,000   $ 30,000
   25-Year Term Loan, 9.37%, due 2012          20,000     14,737     15,789
   10-Year Notes, 7.43%, due 2003              15,000     15,000     15,000
   15-Year Notes, 9.50%, due 2004              15,000      7,500     10,000
   15-Year Notes, 7.70%, due 2008              10,000     10,000     10,000
   18-Year Notes, 9.55%, due 2007              10,000     10,000     10,000
   20-Year Notes, 7.98%, due 2013              25,000     25,000     25,000
   25-Year Notes, 9.53%, due 2014              10,000     10,000     10,000
   30-Year Notes, 9.60%, due 2019              10,000     10,000     10,000
   30-Year Notes, 8.47%, due 2023              15,000     15,000     15,000
                                                        $147,237   $150,789

    The Company, under favorable conditions, may purchase its outstanding notes in advance; however, an early payment premium may be incurred. Certain of these agreements require the Company to make periodic sinking fund payments for retirement of outstanding long-term debt.

    The required sinking fund payments for the five years subsequent to December 31, 1997 are as follows:

                     Year        Sinking Funds
                            (Dollars in thousands)

                     1998           $3,553
                     1999            3,553
                     2000            3,553
                     2001            3,481
                     2002            3,481

    (b) Notes Payable to Banks

    The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1997, system companies had $145 million of committed lines of credit that will expire at varying intervals in 1998. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At
December 31, 1997, the uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.8% and 5.6% in 1997 and 1996, respectively. Notes payable to banks totaled $14.9 million and $15 million at December 31, 1997 and 1996, respectively.

<PAGE 38>

                         COMMONWEALTH ELECTRIC COMPANY

    (c) Advances from Affiliates

    The Company had no notes payable to the System at December 31, 1997 compared to $2,240,000 at December 31, 1996. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.5% and 8.3% in 1997 and 1996, respectively.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.4% and 5.3% in 1997 and 1996, respective-ly. Notes payable to the Pool totaled $5,315,000 and $830,000 at December 31, 1997 and 1996, respectively.

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing Balance Sheets as of December 31, 1997 and 1996 is as follows:

                                1997                        1996
                                     (Dollars in thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-term debt     $150,745      $171,787     $154,287      $171,219

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

(7) Dividend Restriction

    At December 31, 1997, approximately $2,533,000 of retained earnings was restricted against the payment of cash dividends pursuant to the Company's term loans and note agreements securing long-term debt.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that

<PAGE 39>

                         COMMONWEALTH ELECTRIC COMPANY

prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of noncan-celable operating leases consisted of the following at December 31, 1997:

                                                    Operating Leases
                                                  (Dollars in thousands)

                  1998                                   $ 3,458
                  1999                                     2,971
                  2000                                     1,501
                  2001                                       853
                  2002                                       853
                  Beyond 2002                              2,444
                  Total future minimum lease payments    $12,080

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,174,000 in 1997, $2,814,000 in 1996 and
$3,164,000 in 1995. There were no contingent rentals and no sublease rentals for the years 1997, 1996 and 1995.

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

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1995, 1996 and 1997 (page 49).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995 (page 50).

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

<PAGE 42>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.6 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for sell-er's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.7 Agreement between NBGEL and Central Maine Power Company (CMP), for the joint-ownership, construction and operation of William F. Wyman Unit No. 4 dated November 1, 1974 together with Amendment No. 1 dated June 30, 1975 (Exhibit 13(N) to the NBGEL Form S-1, File No. 2-54955).

10.1.7.1 Amendments No. 2 and 3 to 10.1.7 as amended August 16, 1976 and December 31, 1978 (Exhibit 5(a) 14 to the System's Form S-16 (June
           1979), File No. 2-64731).

10.1.8 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the System's 1985 Form 10-K, File No. 1-7316).

10.1.9 Capacity Acquisition Agreement between CEC,CEL and CE dated Sep-tember 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

10.1.9.1 Supplement to 10.1.9 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.9.2 Amendment to 10.1.9 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or the Company owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.10 Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Refiled as Exhibits 5 and 6 to the 1992 CE Form 10-K, File No. 2-7749).

10.1.10.1 Amendment No. 2 to 10.1.10 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.10.2 Amendment No. 3 to 10.1.10 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).

10.1.11 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

<PAGE 43>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.12    Power Purchase Agreement between Corporation Investments, Inc.
           (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.12.1 Amendment to 10.1.12 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.13 Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission Corpo-ration (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.13.1  Amendment No. 3 to 10.1.13 (Exhibit 2 to the CE Form 10-Q (June
           1986), File No. 2-7749).

10.1.14 Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982, Amend-ment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.15 Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Ex-hibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.15.1 Amendatory Agreement No. 3 to 10.1.15 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.16 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.17 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.18 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.18.1 First, Second and Third Amendments to 10.1.18 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.18.2 Fifth, Sixth and Seventh Amendments to 10.1.18 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Ex-hibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

<PAGE 44>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.18.3 Fourth and Eighth Amendments to 10.1.18 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.18.4 Ninth and Tenth Amendments to 10.1.18 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.18.5 Eleventh Amendment to 10.1.18 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.18.6 Twelfth Amendment to 10.1.18 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.19 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Electric Company, Inc. (New England Hydro) (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.20 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utili-ties (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.21 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.22 Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL util-ities (Ex. 3 to the CEC Form 10-Q (Sept. 1985), File No. 2-30057).

10.1.22.1 Amendment No. 1 to 10.1.22 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.22.2 Amendment No. 2 to 10.1.22 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.23 Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.23.1 Amendments Nos. 1 and 2 to 10.1.23 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.23.2 Amendments Nos. 3 and 4 to 10.1.23 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

<PAGE 45>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.24 Phase II Boston Edison AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.24.1 Amendments Nos. 1 and 2 to 10.1.24 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.24.2 Amendments Nos. 3 and 4 to 10.1.24 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.25 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Ex-hibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.26 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1, 1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.26.1 Transmission Service Agreement between Northeast Utilities' compa-nies (NU) - The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO), and CE for NU companies to transmit power purchased from Swift River Company's Chicopee Units to CE, dated October 1, 1984 (Exhibit 14 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.26.2 Transformation Agreement between WMECO and CE whereby WMECO is to transform power to CE from the Chicopee Units, dated December 1, 1984 (Exhibit 15 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.27 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.27.1 Power Sales Agreement to 10.1.27 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.27.2 Amendment to 10.1.27 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.27.3 Second Amendment to 10.1.27.2 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to the CE Form 10-Q (June
           1991), File No. 2-7749).

<PAGE 46>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.28 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associates, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.28.1 First Amendment to 10.1.28 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.28.2 Second Amendment to 10.1.28 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.28.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.28.4 Amendment to 10.1.28.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.29 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between CE (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June
           1992), File No. 2-7749).

10.1.29.1 Second Amendment, dated June 23, 1994, to 10.1.29 (Exhibit 4 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.30 Power Purchase Agreement by and between Masspower (seller) and the Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.31 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and the Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogen-eration facility, dated February 20, 1992 (Exhibit 2 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.31.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., CEL, the Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.31.2 First Amendment, dated November 7, 1994, to 10.1.31 by and between the Company and Altresco Pittsfield, L.P. dated February 20, 1992

10.2       Other agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to the CES Form 10-Q (Sept. 1993), File No. 1-7316).

<PAGE 47>

                         COMMONWEALTH ELECTRIC COMPANY

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

10.2.2.2 Second Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective April 1, 1996. (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 30, 1996), File No. 1-7316).

10.2.2.3 Third Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1997. (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 29, 1997), File No. 1-7316).

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

<PAGE 48>

                         COMMONWEALTH ELECTRIC COMPANY

10.2.3.10 Twenty-eighth Agreement to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-
           7316).

10.2.3.11 Twenty-ninth Agreement to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1997.

Exhibit 27. Financial Data Schedule

           Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1997.

<PAGE 49>

                                                               SCHEDULE I

                         COMMONWEALTH ELECTRIC COMPANY
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                             FROM RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                            (Dollars in thousands)

Name of Issuer and
Description of Investment

Common Stock - Yankee Atomic Electric Company

Balance, December 31, 1994

    Number of Shares:  3,835

    Amount                                                $654


          1995
Add: Equity in Earnings                                    (18)

Less: Dividends Received                                    46

Balance, December 31, 1995                                 590


          1996
Add: Equity in Earnings                                     53

Less: Dividends Received                                    -

Balance, December 31, 1996                                 643


          1997
Add: Equity in Earnings                                    (74)

Less: Dividends Received                                    50

Balance, December 31, 1997                                $519


There were no changes in the number of shares held during the years 1995, 1996 or 1997.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

<PAGE 50>

SCHEDULE II

                         COMMONWEALTH ELECTRIC COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                            (Dollars in thousands)





                                        Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts       End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts             Year Ended December 31, 1997

                      $1,792      $2,415       $703         $2,866      $2,044


                                Year Ended December 31, 1996

                      $2,379      $1,661       $601         $2,849      $1,792


                                Year Ended December 31, 1995

                      $2,841      $2,243       $704         $3,409      $2,379

<PAGE 51>

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1997

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

Principal Executive Officers:

WILLIAM G. POIST                            March 31, 1998
William G. Poist,
Chairman of the Board

R. D. WRIGHT                                March 31, 1998
Russell D. Wright, Vice Chairman and
Chief Executive Officer

DEBORAH A. MCLAUGHLIN                       March 31, 1998
Deborah A. McLaughlin,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                            March 31, 1998
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Directors:

WILLIAM G. POIST                            March 31, 1998
William G. Poist, Director

DEBORAH A. MCLAUGHLIN                       March 31, 1998
Deborah A. McLaughlin, Director

JAMES D. RAPPOLI                            March 31, 1998
James D. Rappoli, Director

R. D. WRIGHT                                March 31, 1998
Russell D. Wright, Director