Form 10-Q
period 1998-03-31
COMMONWEALTH ELECTRIC CO
filed 1998-05-15
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                   May 1, 1998

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)

                                                   March 31,     December 31,
                                                     1998            1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $553,971       $550,449
  Less - Accumulated depreciation                    178,617        174,488
                                                     375,354        375,961
  Add - Construction work in progress                  4,988          4,010
                                                     380,342        379,971

INVESTMENTS
  Equity in nuclear electric power company               584            519
  Other                                                   14             14
                                                         598            533

CURRENT ASSETS
  Cash                                                 2,503          1,496
  Accounts receivable -
    Affiliates                                           788          1,753
    Customers                                         46,553         45,199
  Unbilled revenues                                    1,413          9,162
  Prepaid property taxes                               1,522          3,043
  Inventories and other                                4,536          4,349
                                                      57,315         65,002

DEFERRED CHARGES
  Regulatory assets                                   79,225         70,112
  Other                                                3,714          3,601
                                                      82,939         73,713

                                                    $521,194       $519,219









                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   March 31,     December 31,
                                                     1998            1997
                                                  (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 38,820         31,993
                                                     187,031        180,204
  Long-term debt, less current sinking
    fund requirements                                146,142        147,192
                                                     333,173        327,396

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            25,600         14,900
    Advances from affiliates                           4,495          5,315
                                                      30,095         20,215

  Other Current Liabilities -
    Current sinking fund requirements                  3,553          3,553
    Accounts payable -
      Affiliates                                      10,616         12,007
      Other                                           22,927         32,826
    Accrued taxes -
      Local property and other                         2,152          3,299
      Income                                          20,603         19,114
    Other                                             13,281         16,528
                                                      73,132         87,327
                                                     103,227        107,542

DEFERRED CREDITS
  Accumulated deferred income taxes                   50,604         50,283
  Unamortized investment tax credits                   6,588          6,696
  Other                                               27,602         27,302
                                                      84,794         84,281

COMMITMENTS AND CONTINGENCIES

                                                    $521,194       $519,219


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)


                                                      1998           1997

ELECTRIC OPERATING REVENUES                         $106,101       $117,361

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                             65,673         77,067
  Other operation and maintenance                     18,823         21,751
  Depreciation                                         4,519          4,419
  Taxes -
    Income                                             4,212          2,950
    Local property                                     1,530          1,623
    Payroll and other                                    797            959
                                                      95,554        108,769

OPERATING INCOME                                      10,547          8,592

OTHER INCOME                                              20             10

INCOME BEFORE INTEREST CHARGES                        10,567          8,602

INTEREST CHARGES
  Long-term debt                                       3,321          3,389
  Other interest charges                                 419            415
                                                       3,740          3,804

NET INCOME                                             6,827          4,798

RETAINED EARNINGS -
  Beginning of period                                 31,993         27,334

  End of period                                     $ 38,820       $ 32,132















                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)



                                                         1998          1997

OPERATING ACTIVITIES
  Net income                                          $  6,827      $ 4,798
  Effects of noncash items -
    Depreciation and amortization                        5,788        7,029
    Deferred income taxes and investment
      tax credits, net                                    (179)       1,789
  Change in working capital, exclusive of cash
    and interim financing                               (5,501)      (1,673)
  Transition costs deferral                            (11,552)         -
  Fuel charge stabilization deferral                     1,666       (4,359)
  All other operating items                               (234)      (4,270)

Net cash (used for) provided by operating activities    (3,185)       3,314

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC)                                (4,638)      (4,143)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   10,700        4,350
  Payments to affiliates                                  (820)        (725)
  Sinking funds payments                                (1,050)      (1,050)

Net cash provided by financing activities                8,830        2,575

Net increase in cash                                     1,007        1,746
Cash at beginning of period                              1,496          358

Cash at end of period                                 $  2,503      $ 2,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $  5,020      $ 5,074
    Income taxes                                      $  2,509      $ 1,122









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

        The Company has 692 regular employees including 478 (69%) who are represented by three collective bargaining units. One of these collective bargaining units, representing approximately 12% of regular employees, recently reached an agreement on a new five-year contract that remains in effect until April 30, 2003. Agreements with two other bargaining units (representing approximately 57% of regular employees) will remain in effect until September 30, 2002 and October 31, 2001, respectively. Employee relations have generally been satisfactory.

        During the second quarter of 1997, the system initiated a voluntary personnel reduction program. As a result of this program, the total number of regular employees has declined by approximately 18% since December 31, 1996.

(2) Significant Accounting Policies

        (a) Principles of Accounting

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting poli-cies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The unaudited financial statements for the periods ended March 31, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

        Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the con-sumption of energy.

        (b) Regulatory Assets and Liabilities

        The Company is regulated as to rates, accounting and other matters by

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

    various authorities including the Federal Energy Regulatory Commission
    (FERC) and the Massachusetts Department of Telecommunications and Energy
    (DTE).

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extra-ordinary, noncash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost-based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to genera-tion, are probable of future recovery.

        As a result of electric industry restructuring, the Company discontin-ued application of accounting principles applied to its investment in electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

        The principal regulatory assets included in deferred charges were as follows:

                                                    March 31,  December 31,
                                                     1998          1997
                                                   (Dollars in thousands)

    Power contract buy-out                          $16,915       $17,609
    Fuel charge stabilization                        28,486        29,655
    Postretirement benefits costs                    12,032        12,271
    Transition costs                                 11,581           -
    Yankee Atomic unrecovered plant
      and decommissioning costs                       3,236         3,436
    Pilgrim nuclear plant litigation costs            5,824         5,929
    Conservation and load management costs              157           314
    Other                                               994           898
                                                    $79,225       $70,112

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

       The regulatory liabilities, reflected in deferred credits in the accompanying Balance Sheets were as follows:

                                                    March 31,  December 31,
                                                       1998        1997
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $   346     $   698
    Other deferred income taxes                        1,875       1,875
    Excess replacement power refunds                     124         246
                                                     $ 2,345     $ 2,819

       In November 1997, the Commonwealth of Massachusetts enacted a compre-hensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with affiliates Cambridge Electric Light Company (Cambridge Electric) and Canal Electric Company (Canal), filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which the Company and Cam-bridge Electric began, on March 1, 1998, to initiate a ten percent rate reduction for all customer classes and to allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill requires. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

       The cost of transitioning to competition will be mitigated, in part, through the divestiture of the Company's non-nuclear generating assets in an auction process that is expected to be completed in 1998. Any net proceeds in excess of book value received from the divestiture of these assets will be used to mitigate transition costs.

       The Company's ability to recover its transition costs will depend on several factors, including the aggregate amount of stranded costs the Company will be allowed to recover and the market price of electricity. Management believes that the Company will recover its transition costs. A change in any of the above listed factors or in the current legislation could affect the recovery of transition costs and may result in a loss to the Company. For additional information relating to industry restructur-ing, see the "Industry Restructuring" section under Management's Discus-sion and Analysis and Results of Operations.

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $106 million for the five-year period 1998 through 2002. Of that amount, $23.8 million is estimated for 1998. As of March 31, 1998, the Company's construction expenditures amounted to approximately $4.6 million, including an allowance for funds used during construction. The

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

    Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

       The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environ-mental regulations.

<PAGE 10>

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1998 and 1997 and unit sales for these periods is shown below:

                                                  Three Months Ended
                                                        March 31,
                                                      1998 and 1997
                                                  Increase (Decrease)
                                                 (Dollars in thousands)

Electric Operating Revenues                          $(11,260)   (9.6)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel                             (11,394)  (14.8)
  Other operation and maintenance                      (2,928)  (13.5)
  Depreciation                                            100     2.3
  Taxes -
    Federal and state income                            1,262    42.8
    Local property and other                             (255)   (9.9)
                                                      (13,215)  (12.1)

Operating Income                                        1,955    22.8

Other Income                                               10   100.0

Income Before Interest Charges                          1,965    22.8

Interest Charges                                          (64)   (1.7)

Net Income                                           $  2,029    42.3

Unit Sales (Megawatthours or MWH)
  Retail                                                4,533     0.5
  Wholesale                                           101,792    33.5
    Total unit sales                                  106,325     9.2

    The following is a summary of unit sales (in MWH) for the periods indicated:

                                                  Unit Sales (MWH)
        Three Months Ended           Total        Retail       Wholesale

          March 31, 1998             1,267,812    861,952      405,860
          March 31, 1997             1,161,487    857,419      304,068

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Despite a 9.2% increase in total unit sales, operating revenues for the first quarter of 1998 were $11.3 million lower than the corresponding period in 1997 reflecting a deferral of electricity purchased for resale and trans-mission costs ($11.6 million) in conjunction with the Company's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy (DTE). The Company has unbundled its rates, provided customers with a ten percent discount as of March 1, 1998 and affords customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electric-ity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    Total unit sales for the quarter increased primarily as a result of an increase in wholesale sales to other utilities.

Other Operation and Maintenance

    The decline in other operation and maintenance was primarily due to lower operating costs that resulted, in part, from a personnel reduction program
(PRP) that began in the second quarter of last year ($1.5 million), a reduc-tion in insurance and employee benefits costs ($248,000), and a reduction in tree-trimming costs ($212,000) associated with the Company's transmission system. The impact of these factors was offset somewhat by higher costs relating to information technology, telecommunications and network services ($1.6 million) which includes costs associated with Year 2000 compliance.

Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes increased due mainly to the change in pretax income. The decline in local property and other taxes was primarily due to lower payroll taxes reflecting the impact of the PRP.

Interest Charges

    Total interest charges decreased in the current quarter reflecting scheduled sinking fund payments on long-term debt.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subse-quent increase in the discount on standard offer service to 15 percent upon completion of divestiture of non-nuclear generating assets and possible securitization of net non-mitigable stranded costs (which, for the Company,

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of transition costs subject to review and an audit process.

    The Company, together with affiliates Cambridge Electric Light Company (Cambridge Electric) and Canal Electric Company (Canal), filed a comprehensive electric restructuring plan with the DTE in November 1997 that was substan-tially approved by the DTE on February 27, 1998. While the Company is encouraged with the treatment afforded transition cost recovery by the legislation and the DTE, the mandated customer discounts could have a signifi-cant impact on future cash flows of the Company and Cambridge Electric.

    It is now likely that a referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. The Company's management is unable to predict what the ultimate outcome of this challenge will be.

    Auction Process In March 1997, the Company, together with Cambridge Electric and Canal, submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and entitlements. The process included a standard sealed-bid auction for generation assets and entitlements from purchased power contracts of the Company and Cambridge Electric. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August followed by an Offering Memorandum in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the companies selected a short list of potential bidders, each of whom submitted a final binding bid on May 8, 1998. The ultimate selection of the winning bidder or bidders is expected to be made after a two-week evaluation period. The closing process and the required regulatory filings are expected to be completed in 1998.

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by early 1999.

    Costs associated with Year 2000 compliancy are being expensed as incurred. The total cost of this project is expected to be funded with internally generated funds.

    Management believes that, with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change.
Failure to become fully compliant could have a significant impact on the Company's operations.

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1998.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1998.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  May 15, 1998                             JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer