Form 10-Q
period 1998-06-30
COMMONWEALTH ELECTRIC CO
filed 1998-08-14
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 August 1, 1998

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1998            1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $560,958       $550,449
  Less - Accumulated depreciation                    181,497        174,488
                                                     379,461        375,961
  Add - Construction work in progress                  1,899          4,010
                                                     381,360        379,971

INVESTMENTS
  Equity in nuclear electric power company               584            519
  Other                                                   14             14
                                                         598            533

CURRENT ASSETS
  Cash                                                 1,202          1,496
  Accounts receivable -
    Affiliates                                         3,322          1,753
    Customers                                         38,316         45,199
  Unbilled revenues                                    4,146          9,162
  Prepaid property taxes                                 -            3,043
  Inventories and other                                5,559          4,349
                                                      52,545         65,002

DEFERRED CHARGES
  Regulatory assets                                   90,645         70,112
  Other                                                4,292          3,601
                                                      94,937         73,713

                                                    $529,440       $519,219









                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1998            1997
                                                 (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 31,893         31,993
                                                     180,104        180,204
  Long-term debt, less current sinking
    fund requirements                                146,145        147,192
                                                     326,249        327,396

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            38,675         14,900
    Advances from affiliates                           4,135          5,315
                                                      42,810         20,215

  Other Current Liabilities -
    Current sinking fund requirements                  3,553          3,553
    Accounts payable -
      Affiliates                                      11,855         12,007
      Other                                           23,907         32,826
    Accrued taxes -
      Local property and other                            56          3,299
      Income                                          13,792         19,114
    Other                                             22,898         16,528
                                                      76,061         87,327
                                                     118,871        107,542

DEFERRED CREDITS
  Accumulated deferred income taxes                   51,206         50,283
  Unamortized investment tax credits                   6,480          6,696
  Other                                               26,634         27,302
                                                      84,320         84,281

COMMITMENTS AND CONTINGENCIES

                                                    $529,440       $519,219


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                   Three Months Ended      Six Months Ended
                                     1998      1997         1998       1997

ELECTRIC OPERATING REVENUES        $ 93,957   $111,405    $200,058   $228,766

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    62,688     73,261     128,361    150,328
  Other operation and maintenance    20,842     29,472      39,665     51,223
  Depreciation                        4,505      4,419       9,024      8,838
  Taxes -
    Income                             (161)      (847)      4,051      2,103
    Local property                    1,533      1,529       3,063      3,152
    Payroll and other                   593        682       1,390      1,641
                                     90,000    108,516     185,554    217,285

OPERATING INCOME                      3,957      2,889      14,504     11,481

OTHER INCOME (EXPENSE)                  145        (65)        165        (55)

INCOME BEFORE INTEREST CHARGES        4,102      2,824      14,669     11,426

INTEREST CHARGES
  Long-term debt                      3,321      3,407       6,642      6,796
  Other interest charges                758        489       1,177        904
                                      4,079      3,896       7,819      7,700

NET INCOME (LOSS)                        23     (1,072)      6,850      3,726

RETAINED EARNINGS -
  Beginning of period                38,820     32,132      31,993     27,334
  Dividends on common stock          (6,950)    (3,373)     (6,950)    (3,373)

  End of period                    $ 31,893   $ 27,687    $ 31,893   $ 27,687














                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                                        1998         1997

OPERATING ACTIVITIES
  Net income                                          $  6,850     $  3,726
  Effects of noncash items -
    Depreciation and amortization                       11,833       12,697
    Deferred income taxes and investment
      tax credits, net                                     354         (504)
  Change in working capital, exclusive of cash
    and interim financing                                  897       (1,354)
  Transition costs deferral                            (23,924)         -
  Fuel charge stabilization deferral                     1,465       (6,873)
  All other operating items                             (2,619)      (6,311)

Net cash (used for) provided by operating activities    (5,144)       1,381

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC)                                (9,748)      (8,809)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   23,775        9,325
  Proceeds from (payments to) affiliates                (1,180)       4,595
  Payment of dividends                                  (6,950)      (3,373)
  Sinking funds payments                                (1,047)      (1,047)

Net cash provided by financing activities               14,598        9,500

Net increase (decrease) in cash                           (294)       2,072
Cash at beginning of period                              1,496          358

Cash at end of period                                 $  1,202     $  2,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $  7,422     $  7,504
    Income taxes                                      $  8,659     $  3,913











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

        The Company has 699 regular employees including 485 (69%) who are represented by three collective bargaining units. One of these collective bargaining units, representing approximately 12% of regular employees, reached an agreement earlier this year on a new five-year contract that remains in effect until April 30, 2003. Agreements with two other bargaining units (representing approximately 57% of regular employees) will remain in effect until September 30, 2002 and October 31, 2001, respectively. Employee relations have generally been satisfactory.

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

        The unaudited financial statements for the periods ended June 30, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consist-ing of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

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

        The principal regulatory assets included in deferred charges were as follows:

                                                    June 30,   December 31,
                                                      1998         1997
                                                   (Dollars in thousands)

    Power contract buy-out                          $16,515       $17,609
    Fuel charge stabilization                        27,885        29,655
    Postretirement benefits costs                    12,270        12,271
    Transition costs                                 24,225           -
    Yankee Atomic unrecovered plant
      and decommissioning costs                       2,826         3,436
    Pilgrim nuclear plant litigation costs            5,689         5,929
    Conservation and load management costs              210           314
    Other                                             1,025           898
                                                    $90,645       $70,112

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities, reflected in deferred credits in the accompanying Balance Sheets were as follows:

                                                     June 30,  December 31,
                                                       1998        1997
                                                    (Dollars in thousands)

    Excess Seabrook-related deferred income taxes    $   337     $   698
    Other deferred income taxes                        1,875       1,875
    Excess replacement power refunds                     127         246
                                                     $ 2,339     $ 2,819

        In November 1997, the Commonwealth of Massachusetts enacted a compre-hensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with affiliates Cambridge Electric Light Company (Cambridge Electric) and Canal Electric Company (Canal), filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Cambridge Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

        The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets. The sale is expected to be completed by year-end 1998 pending receipt of the necessary regulatory approvals. The net proceeds from the sale of these assets will be used to mitigate transition costs.

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

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $106 million for the five-year period 1998 through 2002. Of that amount, $23.8 million is estimated for 1998. As of June 30, 1998, the Company's construction expenditures amounted to approximately $9.7 million, including an allowance for funds used during construction. The

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

   Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended
June 30, 1998 and 1997 and unit sales for these periods is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1998 and 1997         1998 and 1997
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $(17,448)  (15.7)%   $(28,708)  (12.5)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel            (10,573)  (14.4)     (21,967)  (14.6)
  Other operation and maintenance     (8,630)  (29.3)     (11,558)  (22.6)
  Depreciation                            86     1.9          186     2.1
  Taxes -
    Federal and state income             686    81.0        1,948    92.6
    Local property and other             (85)   (3.8)        (340)   (7.1)
                                     (18,516)  (17.1)     (31,731)  (14.6)

Operating Income                       1,068    37.0        3,023    26.3

Other Income                             210   323.1          220   400.0

Income Before Interest Charges         1,278    45.3        3,243    28.4

Interest Charges                         183     4.7          119     1.5

Net Income                          $  1,095   102.1     $  3,124    83.8


Unit Sales (Megawatthours or MWH)
    Retail                           (51,717)   (6.2)     (47,184)   (2.8)
    Wholesale                         75,035    30.6      176,827    32.2
      Total                           23,318     2.2      129,643     5.8

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Six Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

June 30, 1998   1,101,716  781,077   320,639   2,369,528   1,643,029  726,499
June 30, 1997   1,078,398  832,794   245,604   2,239,885   1,690,213  549,672

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the second quarter and six-month period of 1998 were $17.4 million and $28.7 million lower, respectively, than the correspond-ing periods in 1997, due to decreases in electricity purchased for resale, fuel and transmission charges ($10.6 million and $22 million, respectively) and the decline in retail unit sales. The decline in these costs reflects a cost deferral of $12.4 million for the quarter and $23.9 million in the six-month period in conjunction with the Company's restructuring plan as approved by the DTE. As a result of industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    Total unit sales for the current quarter and six-month period increased primarily as a result of greater wholesale sales to other utilities.

Other Operation and Maintenance

    The decline in other operation and maintenance in the second quarter and six-month period of 1998 from the same periods last year primarily reflects the absence of a one-time charge ($8.4 million) related to the personnel reduction program (PRP) initiated in the second quarter of 1997. Also contributing to the decrease in the current quarter and six-month period were labor savings realized from the aforementioned PRP ($1.5 million and $2.2 million, respectively), the absence of storm damage costs related to an April 1997 blizzard ($2 million), a reduction in the provision for bad debts ($568,000 and $1.1 million, respectively), and a reduction in insurance and employee benefits costs ($663,000 and $911,000, respectively). The impact of these factors was offset somewhat by higher costs relating to the outsourcing of the information technology, telecommunications and network services function ($1.2 million and $2.8 million, respectively) that include costs associated with Year 2000 compliance.

Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes increased due to the change in pretax income. The decline in local property and other taxes was primarily due to lower payroll taxes reflecting the impact of the PRP.

Other Income and Interest Charges

    Other income increased in the current quarter and six-month period due to interest accrued on the deferral of electric industry restructuring-related costs ($272,000 and $301,000, respectively) effective March 1, 1998.

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

    Total interest charges increased in the current quarter and six-month period reflecting a greater level of short-term borrowings and slightly higher rates, offset somewhat by scheduled sinking fund payments on long-term debt.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service.

    It is likely that a statewide referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. Management is unable to predict what the ultimate outcome of this challenge will be.

    The Company, together with Cambridge Electric and Canal, filed a compre-hensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of the Company's non-nuclear generation assets and the entitlements associated with its purchased power contracts is an integral part of the Company's restructur-ing plan and is consistent with the Act. While the Company is encouraged with the treatment afforded net non-mitigable transition costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators) by the legislation and the DTE, the mandated rate reduction has had a significant impact on cash flows of the Company. However, the successful results of the generation auction, as discussed below, could significantly reduce the impact that the rate reductions will have on future cash flows.

    In March 1997, the Company, together with Cambridge Electric and Canal, had submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August and an Offering Memorandum followed in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted on May 8, 1998.

    On May 27, 1998, the System announced that three of its subsidiary companies (Cambridge Electric, Canal and the Company) had selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjust-ments at closing). These facilities represent 984 megawatts (mw) of electric capacity and have an approximate book value of $79 million.

    The plants being sold include: Canal Unit 1 (566 mw) and a one-half

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by the Company, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by the Company.

    The Company continues to evaluate bids related to the purchased power contracts.

    On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requests approval of the sale of the Company's generating assets and further proposes (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999, to 12.1 percent. In addition, the Company proposes to increase the retail price of standard offer service, starting January 1, 1999, from the present rate of 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time that the price for standard offer service is increased, the transition charge for the Company's customers will decline from 4.08 cents per kwh to 3.13 cents. These proposed changes are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the Company's cost deferrals associated with the pricing of standard offer service. The required approvals of the sale and rate structure are expected to be received by year-end 1998.

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing, delivery systems and operational components for certain facilities has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by mid-1999.

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

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998.

    The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of its method of adopting SFAS No. 133.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and the availability of cash from various sources.

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1998.

        (b)  Reports on Form 8-K

             A report on Form 8-K was filed June 5, 1998 for an event first reported May 27, 1998 regarding the sale of the Company's gener-ating assets.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  August 14, 1998                          JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer