Form 10-Q
period 1998-09-30
COMMONWEALTH ELECTRIC CO
filed 1998-11-13
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 November 1, 1998

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)

                                                September 30,    December 31,
                                                     1998            1997
                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $564,152        $550,449
  Less - Accumulated depreciation                   184,736         174,488
                                                    379,416         375,961
  Add - Construction work in progress                 2,677           4,010
                                                    382,093         379,971

INVESTMENTS
  Equity in nuclear electric power company              478             519
  Other                                                  14              14
                                                        492             533

CURRENT ASSETS
  Cash                                                1,735           1,496
  Accounts receivable -
    Affiliates                                        2,798           1,753
    Customers                                        42,047          45,199
  Unbilled revenues                                   5,689           9,162
  Prepaid property taxes                              4,730           3,043
  Inventories and other                               5,159           4,349
                                                     62,158          65,002

DEFERRED CHARGES
  Regulatory assets                                  93,189          70,112
  Other                                               4,688           3,601
                                                     97,877          73,713

                                                   $542,620        $519,219








                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                September 30,    December 31,
                                                     1998            1997
                                                 (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)        $ 51,099        $ 51,099
    Amounts paid in excess of par value              97,112          97,112
    Retained earnings                                38,535          31,993
                                                    186,746         180,204
  Long-term debt, less current sinking
    fund requirements                               146,148         147,192
                                                    332,894         327,396

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           30,525          14,900
    Advances from affiliates                         10,065           5,315
                                                     40,590          20,215

  Other Current Liabilities -
    Current sinking fund requirements                 3,553           3,553
    Accounts payable -
      Affiliates                                      8,627          12,007
      Other                                          24,202          32,826
    Accrued taxes -
      Local property and other                        5,250           3,299
      Income                                         18,005          19,114
    Other                                            24,514          16,528
                                                     84,151          87,327
                                                    124,741         107,542

DEFERRED CREDITS
  Accumulated deferred income taxes                  51,707          50,283
  Unamortized investment tax credits                  6,372           6,696
  Other                                              26,906          27,302
                                                     84,985          84,281

COMMITMENTS AND CONTINGENCIES

                                                   $542,620        $519,219


                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                   Three Months Ended      Nine Months Ended
                                     1998      1997          1998      1997

ELECTRIC OPERATING REVENUES        $118,708   $120,058    $318,766   $348,824

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    74,652     75,975     203,013    226,303
  Other operation and maintenance    22,558     20,028      62,223     71,251
  Depreciation                        4,506      4,419      13,530     13,257
  Taxes -
    Income                            4,069      5,206       8,120      7,309
    Local property                    1,702      1,480       4,765      4,632
    Payroll and other                   558        669       1,948      2,310
                                    108,045    107,777     293,599    325,062

OPERATING INCOME                     10,663     12,281      25,167     23,762

OTHER INCOME (EXPENSE)                  131          7         296        (48)

INCOME BEFORE INTEREST CHARGES       10,794     12,288      25,463     23,714

INTEREST CHARGES
  Long-term debt                      3,321      3,405       9,963     10,201
  Other interest charges                831        572       2,008      1,476
                                      4,152      3,977      11,971     11,677

NET INCOME                            6,642      8,311      13,492     12,037

RETAINED EARNINGS -
  Beginning of period                31,893     27,687      31,993     27,334
  Dividends on common stock             -       (3,781)     (6,950)    (7,154)

  End of period                    $ 38,535   $ 32,217    $ 38,535   $ 32,217














                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                                        1998         1997

OPERATING ACTIVITIES
  Net income                                          $ 13,492     $ 12,037
  Effects of noncash items -
    Depreciation and amortization                       17,866       18,380
    Deferred income taxes and investment
      tax credits, net                                     101        1,138
  Change in working capital, exclusive of cash
    and interim financing                                  (93)       4,015
  Transition costs deferral                            (25,952)         -
  Fuel charge stabilization deferral                     1,465       (6,972)
  All other operating items                             (4,480)      (6,585)

Net cash provided by operating activities                2,399       22,013

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC)                               (14,541)     (16,154)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   15,625        1,600
  Proceeds from affiliates                               4,750        2,800
  Payment of dividends                                  (6,950)      (7,154)
  Sinking funds payments                                (1,044)      (1,045)

Net cash provided by (used for) financing activities    12,381       (3,799)

Net increase in cash                                       239        2,060
Cash at beginning of period                              1,496          358

Cash at end of period                                 $  1,735     $  2,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)             $ 12,721     $ 12,702
    Income taxes                                      $  8,120     $  2,825











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

        The Company has 697 regular employees including 483 (69%) who are represented by three collective bargaining units. One of these collective bargaining units, representing approximately 13% of regular employees, reached an agreement earlier this year on a new five-year contract that remains in effect until April 30, 2003. Agreements with two other bargaining units (representing approximately 56% of regular employees) will remain in effect until September 30, 2002 and October 31, 2001, respectively. Employee relations have generally been satisfactory.

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

        The unaudited financial statements for the periods ended September 30, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, noncash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost-based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to genera-tion, are probable of future recovery.

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

        The principal regulatory assets included in deferred charges were as follows:

                                                September 30,  December 31,
                                                    1998           1997
                                                  (Dollars in thousands)

    Transition costs                               $28,125            -
    Fuel charge stabilization                       27,283        $29,655
    Power contract buy-out                          16,116         17,609
    Postretirement benefits costs                   12,269         12,271
    Pilgrim nuclear plant litigation costs           5,530          5,929
    Yankee Atomic unrecovered plant
      and decommissioning costs                      2,553          3,436
    Other                                            1,313          1,212
                                                   $93,189        $70,112

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities, reflected in deferred credits in the accompanying Balance Sheets were as follows:

                                                 September 30, December 31,
                                                     1998          1997
                                                   (Dollars in thousands)

    Excess Seabrook-related deferred income taxes   $   328      $   698
    Other deferred income taxes                       1,875        1,875
    Excess replacement power refunds                    129          246
                                                    $ 2,332      $ 2,819

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

        The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998 (see the "Industry Restructuring" section under Management's Discus-sion and Analysis of Results of Operations for further discussion of the sale). The net proceeds from the sale of these assets will be used to mitigate transition costs.

        The Company's ability to recover its transition costs will depend on several factors, including the aggregate amount of stranded costs the Company will be allowed to recover and the market price of electricity. Management believes that the Company will recover its transition costs.
    A change in any of the above listed factors could affect the recovery of transition costs and may result in a loss to the Company. For additional information relating to industry restructuring, see the "Industry Restruc-turing" section under Management's Discussion and Analysis and Results of Operations.

(3) Commitments and Contingencies

        The Company is engaged in a continuous construction program presently estimated at $106 million for the five-year period 1998 through 2002. Of that amount, $23.8 million was estimated for 1998. As of September 30,

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

    1998, the Company's construction expenditures amounted to approximately $14.5 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1998 and 1997 and unit sales for these periods is shown below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                     1998 and 1997         1998 and 1997
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $ (1,350)   (1.1)%   $(30,058)   (8.6)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel             (1,323)   (1.7)     (23,290)  (10.3)
  Other operation and maintenance      2,530    12.6       (9,028)  (12.7)
  Depreciation                            87     2.0          273     2.1
  Taxes -
    Federal and state income          (1,137)  (21.8)         811    11.1
    Local property and other             111     5.2         (229)   (3.3)
                                         268     0.2      (31,463)   (9.7)

Operating Income                      (1,618)  (13.2)       1,405     5.9

Other Income                             124 1,771.4          344   716.7

Income Before Interest Charges        (1,494)  (12.2)       1,749     7.4

Interest Charges                         175     4.4          294     2.5

Net Income                          $ (1,669)  (20.1)    $  1,455    12.1


Unit Sales (Megawatthours or MWH)
    Retail                            45,448     4.7       (1,736)   (0.1)
    Wholesale                          1,651     0.6      178,478    21.0
      Total                           47,099     3.7      176,742     5.1

    The following is a summary of unit sales (in MWH) for the periods indicated:
                         Three Months                    Nine Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

September 30,
    1998       1,305,579  1,004,869  300,710   3,675,107  2,647,898  1,027,209
September 30,
    1997       1,258,480    959,421  299,059   3,498,365  2,649,634    848,731

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues for the third quarter and nine-month period of 1998 were $1.4 million and $30.1 million lower, respectively, than the correspond-ing periods in 1997, despite higher unit sales, due to the 10 percent rate reduction (further discussed below), decreases in electricity purchased for resale, fuel and transmission charges ($1.3 million and $23.3 million, respectively), and a lower level of revenues associated with demand-side management programs. The decline in these costs reflects a cost deferral of $3 million for the quarter and $26 million for the nine-month period in conjunction with the Company's restructuring plan as approved by the Massachu-setts Department of Telecommunications and Energy (DTE). As a result of industry restructuring, the Company has unbundled its rates, provided custom-ers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    Total unit sales for the current quarter increased primarily as a result of greater sales to the residential and commercial sectors. For the nine-month period, total unit sales reflect a significant increase in wholesale sales to other utilities.

Other Operation and Maintenance

    The decline in other operation and maintenance for the current nine-month period primarily reflects the absence of a one-time charge ($8.4 million) related to the personnel reduction program (PRP) initiated in the second quarter of 1997 and the absence of storm damage costs related to an April 1997 blizzard ($2 million). Also contributing to the decrease in the current quarter and nine-month period were labor savings realized from the aforemen-tioned PRP ($193,000 and $2.4 million, respectively), a reduction in the provision for bad debts ($215,000 and $1.3 million, respectively), and a reduction in insurance and employee benefits costs ($1.8 million and $2.7 million, respectively. The impact of these factors was offset in the current quarter and nine-month period by higher costs relating to the outsourcing of the information technology, telecommunications and network services function ($1.5 million and $4.3 million, respectively) including costs associated with Year 2000 compliance, and higher costs related to conservation and load management programs ($2 million and $1.4 million, respectively).

Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes declined nearly 22% in the current quarter and increased over 11% in the nine-month period due to the change in pretax income. Local property and other taxes in the current quarter and nine-month period reflects lower payroll taxes ($111,000 and

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

$362,000, respectively) due to the PRP.

Other Income and Interest Charges

    Other income increased in the current quarter and nine-month period due to interest accrued on the deferred transition costs associated with electric industry restructuring ($407,000 and $709,000, respectively) effective
March 1, 1998.

    Total interest charges increased in the current quarter and nine-month period reflecting a greater level of short-term borrowings and slightly higher rates, offset somewhat by scheduled sinking fund payments on long-term debt.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3 of this year.

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

    In March 1997, the Company, together with Cambridge Electric and Canal, had submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued in August 1997 and an Offering Memorandum followed in October 1997. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted in May 1998.

    On May 27, 1998, the System announced that three of its subsidiary companies (Cambridge Electric, Canal and the Company) selected affiliates

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

of Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts
(mw) of electric capacity and have an approximate book value of $79 million.

    The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by the Company, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by the Company.

    The Company continues to evaluate bids related to the purchased power contracts.

    On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the Company's generating assets and further proposes (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999, to 12.1 percent. In addition, the Company proposes to increase the retail price of standard offer service, starting January 1, 1999, from the present rate of 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time that the price for standard offer service is increased, the transition charge for the Company's customers will decline from 4.08 cents per kwh to 3.13 cents. These proposed changes, which are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the Company's cost deferrals associated with the pricing of standard offer service, are based on a specific allocation methodology for the net proceeds from the sale of the Canal units.

    On October 30, 1998, the DTE approved the system's sale of its generating assets to Southern Energy. The DTE, however, deferred ruling on the alloca-tion of proceeds from the sale of Canal Units 1 and 2 between the Company and Cambridge Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. These issues are not expected to impact the asset sale that is scheduled to close in the fourth quarter. The FERC approved the sale on November 12, 1998.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The system has been involved in Year 2000 compliancy since 1996.

    The system, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. The system has inventoried and assessed all date sensitive information and

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

transaction processing computer systems and determined that a substantial portion of its software needed to be modified or replaced. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. The system has identified the software and hardware installations that will be necessary. All installations are expected to be completed and tested by mid-1999. The system has also inventoried its non-information technology systems that may be date sensitive, (facilities, electric operations, energy supply/production and distribution), that use embedded technology such as micro-controllers and micro-processors. The system anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

    Modifying and testing the system's information and transaction processing systems from 1996 through 2000 is currently expected to cost $6 to $7 million, including approximately $900,000 incurred through 1997 and $1.6 million spent during the first nine months of 1998. Approximately $1.2 million is expected to be spent in the fourth quarter of this year and the balance of $2.5 to $3 million in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    The system has initiated formal communications with its significant suppliers to determine the extent to which the system may be vulnerable to their failure to correct their own Year 2000 issues. The system has not received enough responses to its survey to make an accurate assessment of the Year 2000 readiness of its suppliers. Failure of the system's significant suppliers to address Year 2000 issues could have a material adverse effect on the system's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the system.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the system's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. The system is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these elements.

    The system has started its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the system is delayed. System electric and gas operations currently have emergen-cy operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by early 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the system.

    The system is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While the system believes its efforts to address the Year 2000 issue will

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

be successful in avoiding any material adverse effect on the system's opera-tions or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the system could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse effects on the system could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and the system's ability to respond to unforeseen Year 2000 complications.

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1998.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1998.

<PAGE 17>

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  November 13, 1998                        JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer