Form 10-K
period 1998-12-31
COMMONWEALTH ELECTRIC CO
filed 1999-03-31
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [ x ]  NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 16, 1999
        Common Stock, $25 par value           2,043,972 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 44 of this report.

<PAGE 2>

                         COMMONWEALTH ELECTRIC COMPANY

                               TABLE OF CONTENTS

                                    PART I
                                                                   PAGE


Item  1.    Business........................................        3

              General.......................................        3
              Electric Power Supply.........................        4
              ISO - New England.............................        5
              Energy Mix....................................        6
              Rates, Regulation and Legislation.............        6
                (a) Restructuring Legislation...............        6
                (b) Unbundled Rates.........................        8
                (c) Conservation and Load Management........        9
                (f) Retail Choice Pilot Program.............        9
                (d) Transmission Rate Matters...............        9
                (e) Energy Rate Matters.....................       10
              Competition...................................       10
              Construction and Financing....................       12
              Employees.....................................       12

Item  2.    Properties......................................       12

Item  3.    Legal Proceedings...............................       12



                                    PART II


Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................       13

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................       14

Item  7A.   Quantitative and Qualitative Disclosures
            About Market Risk...............................       22

Item  8.    Financial Statements and Supplementary Data.....       22

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........       22


                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................       44

Signatures..................................................       54

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY
                                    PART I.

Item 1. Business

    General

    Commonwealth Electric Company (the Company) has been engaged in the generation, transmission, distribution and sale of electricity to approximate-ly 327,000 retail customers (including 45,500 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. The results of the 1990 federal census taken in the Company's service area indicated a population increase of 18.1% since 1980. The Company also sells power to the Independent System Operator
(ISO) - New England (the agency that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England), and is actively marketing sales of certain available capacity to other utilities in and outside the New England region. In early 1997, the Company received approval to participate as a broker in the purchase and sale of electricity.

    The Company, which was organized on April 4, 1850 pursuant to a special act of the legislature of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunications and Energy (DTE) that regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the Federal Energy Regulatory Commission (FERC). Since the date of its organization, the Company has from time to time acquired or disposed of the property and franchises of or merged with various gas or electric companies. The Company is a wholly-owned subsidiary of Commonwealth Energy System (the Parent), which, together with its subsidiaries, is collectively referred to as "COM/Energy."

    In response to the significant changes that have taken place in the electric utility industry, the Company sold all of its generating assets in late 1998 to focus on the transmission and distribution of energy and related services. For additional information, refer to the "Restructuring Legisla-tion" section under the "Rates, Regulation and Legislation" section of this
Item 1.

    In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain condi-tions, including receipt of certain regulatory approvals. The regulatory approval process is expected to be completed during the second half of 1999.

    By virtue of its charter, which is unlimited in time, the Company has been involved in the production, purchase, distribution and sale of electricity without direct competition in kind from any privately or municipally-owned utilities. Alternate sources of energy are available to customers within the service territory, but competition from these sources has not been signifi-cant. However, on November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act that subjects the generation

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

element of traditional electric utility operations to competition effective March 1, 1998, and further allows consumers for the first time to choose their electric energy supplier. While competition to provide electric supply has not yet achieved the starting point for residential customers in Massachu-setts, several of the Company's commercial and industrial customers (as of March 1999) are already buying power in the competitive market. For addition-al information, refer to the "Unbundled Rates" section under the "Rates, Regulation and Legislation" section of this Item 1. Of the Company's 1998 retail electric unit sales (70.6% of total sales), 47.1% was sold to residen-tial customers, 42.0% to commercial customers, 10.4% to industrial and 0.5% to streetlighting and similar types of customers.

    Electric Power Supply

    The Company sold its generating assets that consisted of five diesel generators (13.8 megawatts (MW)) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that were principally used for emergency and peaking purposes and a 1.4 percent joint-ownership interest (8.9 MW) in Central Maine Power's Wyman Unit No. 4 located in Yarmouth, ME, to an affiliate of The Southern Company of Atlanta, Georgia effective December 30, 1998. The Company now relies entirely on purchased power to meet its electric energy require-ments. The sale was the result of an auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massachu-setts in November 1997. For additional information, refer to the "Restructur-ing Legislation" section under the "Rates, Regulation and Legislation" section of this Item 1.

    Power purchases for the Company and Cambridge Electric Light Company (Cam-bridge Electric), the other wholly-owned electric distribution subsidiary of the Parent, are arranged in accordance with their requirements. These arrangements have included purchases from Canal Electric Company (Canal Electric), another wholly-owned subsidiary of the Parent. These purchases included power generated at Canal Electric's generating facilities located in Sandwich, MA, which were also part of the aforementioned auction and sale. However, Cambridge Electric and the Company continue to purchase energy and capacity under a series of long-term contracts, and these entitlements include one-quarter (139.8 MW) of the capacity and energy of Canal Unit 1, which is now purchased from the new plant owner, Southern Energy Canal, L.L.C. (South-ern). The Company's entitlement in Unit 1 is 111.1 MW. The Company's and Cambridge Electric's cost of service agreements with Canal Electric for one-half (275.7 MW) of the capacity and energy purchased from Canal Unit 2 were terminated as part of the generating asset sale on December 30, 1998. The Company's entitlement in this unit was 220.7 MW. The former Unit 2 agreement was replaced by a new agreement under which Southern sells energy and capacity to the Company to support its customer load obligation, at fixed rates that are equivalent to the Company's standard offer (wholesale) rates.

    Pursuant to a Capacity Acquisition and Disposition Agreement (CADA), Canal Electric seeks to secure bulk electric power on a single system basis to provide cost savings for the customers of the Company and Cambridge Electric. The CADA has been accepted for filing as an amendment to Canal Electric's FERC rate schedule and allows Canal Electric to act on behalf of the Company and Cambridge Electric in the procurement of additional capacity for one or both companies, or, to sell capacity and/or energy from each company's entitle-ments. The CADA is in effect for Seabrook 1 and Phases I and II of Hydro-Quebec. Exchange agreements are in place with these utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and the purchaser.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

Power contracts are in place whereby Canal Electric bills or credits the Company and Cambridge Electric for the costs or revenues associated with these facilities. The Company and Cambridge Electric, in turn, have billed or are billing these charges (net of revenues from sales) to their customers through rates subject to DTE approval.

    The Company has other long-term contracts for the purchase of electricity from various other sources including a 73.1 MW entitlement from a nuclear unit in Plymouth, MA (Pilgrim) under a life-of-the-unit contract with Boston Edison Company. The Pilgrim unit is expected to be sold by Boston Edison Company in 1999 to Entergy Nuclear Generating Company. In conjunction with this sale, the Company has reached an agreement to buy out of this contract, but will continue to buy power on a declining basis through 2004. Also, through Canal Electric's equity ownership in Hydro-Quebec Phase II and its 3.52% interest in the Seabrook nuclear power plant, the Company has entitlements of 48.2 MW and
32.8 MW, respectively.

    Pursuant to other long-term contracts, several non-utility generating
(NUG) sources provided a substantial portion of the Company's power entitle-ments in 1998 as follows: 180.5 MW from four (4) natural gas-fired units; 67 MW from a waste-to-energy unit (including an expansion unit); and 23.4 MW from four (4) hydro-electric suppliers.

    In early 1995, the Company restructured a NUG power sale agreement with Lowell Cogeneration Company L.P. (23 MW) that defers the purchase of capacity and energy until December 31, 2000 and, when called back into service, power will be dispatched only when needed at the discretion of the Company. Also, the Company terminated a NUG power sale agreement with Pepperell Power Associates L.P. (38 MW) effective January 27, 1995. This buy-out is expected to save the Company's customers approximately $37 million over the next 20 years. In June 1995, the Company signed an agreement that terminates in 1999 with another New England utility (Northeast Utilities) to purchase peaking-unit capacity at rates lower than that available from ISO - New England or other regional utilities.

    In addition to power purchases, the Company has aggressively pursued the opportunity to market excess energy and capacity at rates greater than it would receive from sales to ISO - New England. This competitive business developed for the Company in the early 1990's when it began to formally respond to requests for proposals to supply short-term energy and associated capacity to other utilities. There has been increased emphasis on the marketing of excess energy and capacity as well as increased emphasis on reducing production cost expenses through aggressively seeking least-cost energy and capacity on the market.

    ISO - New England

    The Company, together with other electric utility companies in the New England area, is a member of ISO - New England (formerly the New England Power Pool (NEPOOL)), which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

    ISO - New England operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

requirement. This concept is accomplished by use of computers to monitor and forecast load requirements.

    The Company and the Parent's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

    The reserve requirements used by the ISO - New England participants in planning future additions are determined by ISO - New England to meet the reliability criteria recommended by NPCC. COM/Energy estimates that, during the next ten years, reserve requirements so determined will be approximately 20% of peak load.

    Energy Mix

    The Company's energy mix, which includes purchased power, is shown below:

                               1998      1997      1996
       Natural gas              33%       33%       39%
       Oil                      42        37        21
       Nuclear                  14        13        20
       Waste-to-energy           9        11        12
       Hydro                     2         6         8
         Total                 100%      100%      100%

    The Company's energy mix reflects the use of natural gas and other fuels due to the requirement to purchase capacity from NUG facilities. The higher oil component in 1998 and 1997 reflects the greater availability of Canal Units 1 and 2 as compared to 1996 when significant scheduled and unscheduled maintenance resulted in reduced output.

Rates, Regulation and Legislation

    The Company operates under the jurisdiction of the DTE, which regulates retail rates, accounting, issuance of securities and other matters. In addition, the Company files its wholesale rates with the FERC.

    (a) Restructuring Legislation

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3, 1998.

    The Company, together with Cambridge Electric and Canal Electric, had

<PAGE 7>

                         COMMONWEALTH ELECTRIC COMPANY

filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of COM/Energy's generation assets and the entitlements associated with purchased power contracts through an auction process was an integral part of the restructuring plan and is consistent with the Act. While the Company is encouraged with the treatment afforded net non-mitigable transition costs (which, for the Company, are primarily the result of above-market purchased power contracts with non-utility generators) by the legislation and the DTE, the mandated rate reduction has had a significant impact on cash flows of the Company. However, the successful sale of the generating assets, as discussed below, will reduce the negative impact that the rate reductions will have on future cash flows.

    On May 27, 1998, COM/Energy selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of its non-nuclear electric generating assets. As a result of construction-related adjustments at the closing on December 30, 1998, the final amount of proceeds from the sale was approximately $454 million. These facilities represented 984 MW of electric capacity and had a book value of $74 million. The plants sold include: Canal Unit 1 (566 MW) and a one-half interest in Canal Unit 2 (282.5 MW) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 MW) and the adjacent Kendall Jets (46 MW), located in Cambridge, MA and owned by Cambridge Elec-tric; five diesel generators (13.8 MW) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by the Company, and a 1.4 percent joint-ownership interest (8.9 MW) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by the Company.

    The Company continues to evaluate bids related to its purchased power contracts.

    On July 31, 1998, a divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999. On October 30, 1998, the DTE approved COM/Energy's sale of assets to Southern Energy. However, at that time, the DTE deferred ruling on the allocation of the net proceeds from the sale of Canal Units 1 and 2 between the Company and Cambridge Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. The FERC approved the sale on November 12, 1998.

    On December 23, 1998, the DTE approved COM/Energy's proposal to establish a special purpose affiliate, Energy Investment Services, Inc. (EIS), that will administer the above-book value net proceeds from the sale of the Canal units with the goal of preserving capital and maximizing earnings for the benefit of retail customers. EIS will credit the proceeds and any return earned to the accounts of the Company and Cambridge Electric, resulting in a reduction in the transition costs to be billed to customers. In addition, COM/Energy agreed to pursue the buyout of above-market purchased power contracts, including the Pilgrim nuclear unit in which the Company has an 11% entitle-ment. This transaction is expected to occur in the second quarter of 1999.

    On December 23, 1998, the DTE approved the divestiture filing that was submitted to the FERC and the DTE on July 31, 1998 that requested approval of

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale which occurred on December 30, 1998) that the 10 percent rate reduction increase, effective January 1, 1999, to approxi-mately 12 percent. In addition, the Company proposed to increase the retail price of standard offer service, starting January 1, 1999, from 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time, the transition charge for the Company's customers declined from 4.08 cents per kwh to 3.159 cents.
These changes are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the Company's cost deferrals associated with the pricing of standard offer service.

    (b) Unbundled Rates

    As a result of electric industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as the Company) until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

    Prior to the implementation of industry restructuring on March 1, 1998, the Company had a Fuel Charge rate schedule that generally allowed for current recovery, from retail customers, of fuel used in electric production, pur-chased power and transmission costs. This schedule required a quarterly computation and DTE approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedule did not match actual costs for that period, an appropriate adjustment was reflected in the calculation of the next subsequent calendar quarter decimal. This rate schedule is no longer in effect.

    Also prior to March 1, 1998, the Company collected a portion of capacity-related purchased power costs associated with certain long-term power arrange-ments through base rates. The recovery mechanism for these costs used a per kwh factor that was calculated using historical (test-period) capacity costs and unit sales. This factor was then applied to current monthly kwh sales.

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

When current period capacity costs and/or unit sales varied from test-period levels, the Company experienced a revenue excess or shortfall that had a significant impact on net income. However, as part of the settlement agree-ments approved by the DTE in May 1995, the Company was allowed to defer these costs (within certain limits) which neutralized their sometimes volatile effect on net income. The Company also had separately stated Conservation Charge rate schedules that allowed for current recovery, from retail custom-ers, of conservation and load management costs. These rate schedules are no longer in effect.

    (c) Conservation and Load Management Programs

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

    (d) Retail Choice Pilot Program

    Prior to March 1, 1998, the date retail choice was available for all customers, the Company had designed a program to allow a limited number of customers the opportunity to possibly reduce their electric bills while the Company learned more about real-time pricing and the administrative require-ments associated with open-market competition. Through the program, the Company developed internal procedures for billing and allocating the costs for providing an alternative supply to its retail customers, and developed methods for educating customers regarding retail choice. The program was available to the 18 commercial and industrial customers that took service under one of the Company's economic development rates. This program was discontinued on February 28, 1998.

    (e) Transmission Rate Matters

    The Company provides power supply and transmission services to its FERC-jurisdictional wholesale customers and requires FERC approval to change its wholesale rates.

    On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning open access transmission and stranded costs. The FERC's notices proposed to remove impediments to competition in the wholesale bulk power mar-ketplace and to bring more efficient, lower-cost power to electric consumers.

    On April 24, 1996, the FERC issued Order No. 888, a set of three interre-lated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale Open Access Transmission Tariffs (OATTs) that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996, the Company filed OATTs that conform to the FERC's pro-forma tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services.

    On January 21, 1997, the Company filed revised OATTs to be consistent with the most recently filed NEPOOL OATT. On March 4, 1997, the FERC issued Order No. 888-A which required revisions to the tariffs filed in compliance with Order No. 888. The Company filed its revised OATTs on July 14, 1997. On July 31, 1997, the FERC issued an order on the July 9, 1996 filings, approving the rates, pending the outcome of any outstanding proceedings. On November 25, 1997, the FERC issued Order No. 888-B requiring minor changes that did not require an additional filing. On September 31, 1998, following the filing of NEPOOL's revised OATT, the Company filed revised OATTs for consistency with NEPOOL. Currently, the Company is awaiting decisions by FERC on the OATTs filed after 1996.

    (f) Energy Rate Matters

    On December 31, 1996, the Company filed market-based power sales tariffs with the FERC with the intent to make wholesale power sales at fully negotiat-ed rates. FERC approved the tariffs on February 27, 1997. In addition, the Company requested and received authorization to participate as brokers in the sale and purchase of electricity.

    Competition

    The Company continues to develop and implement strategies that deal with the restructured utility industry. The planned merger with BEC Energy and the sale of its generating assets are actions that are indicative of the Company's commitment to seeking competitive advantages and other benefits by taking advantage of its strengths. For a more detailed discussion of the pending merger with BEC Energy, refer to the "Merger with BEC Energy" section of Management's Discussion and Analysis of Results of Operations filed under Item 7 of this report.

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

    On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, COM/Energy announced the consolidation of management personnel of the Company and affiliates Cambridge Electric, Commonwealth Gas Company and COM/Energy Services Company effective on that date. The Company and these affiliates continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate duplica-tion in order to create the most efficient and cost-effective operation

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

possible. As part of this consolidation effort, the Company initiated a voluntary Personnel Reduction Program that ultimately resulted in a decrease of 127 regular employees (15.1%) in 1997. In 1998, there was a further net reduction of 21 regular employees.

    Some of the more specific details of the innovative measures taken in response to competition include the following:

    Rate Stabilization Plan The Company implemented a FC rate settlement on April 1, 1994, amended in May 1995, that stabilized its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and no greater than
6.7 cents per KWH during 1997. However, the Company decided to maintain a FC of 6.5 cents per KWH in 1997 and defer, for later recovery, the difference between the 6.5 and 6.7 cents per KWH FC. The rate stabilization was achieved through the use of a cost deferral mechanism that was sponsored jointly by the Company and the Massachusetts Attorney General and approved by the DTE. The deferred costs are reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998. The deferred amount, excluding carrying charges, was restricted to a maximum of $40 million during the settlement period (1994 through 1997) and was further limited to an annual amount of $16 million. The deferred balance at December 31, 1998 amounted to $26.7 million. Effective March 1, 1998, this and other regulatory assets are reflected in rates charged to customers to be recovered over the next 11 years pursuant to the restructuring legislation discussed previously.

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

    In an effort to foster industrial development in its service area, the Company began offering an Economic Development Rate in October 1991 to new or existing industrial customers with an electric demand of 500 kilowatts or more and meet specific financial and other criteria. The number of commercial and industrial customers that participated in this special rate were 21 and 31 at December 31, 1997 and 1996, respectively. The rate was available for a six-year term that terminated on March 1, 1998. The Company also offered a Vacant Space Rate that was available to qualifying small commercial and industrial customers who established loads in previously unoccupied building space.
These rates were terminated on March 1, 1998 as retail choice was introduced to provide consumers with the opportunity to purchase power from a competitive supplier or remain with the Company through standard offer service. However,

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

the DTE encourages the Company to pursue all necessary solutions to meet the energy needs of their customers and will support properly designed economic development rates that can be provided to customers by distribution companies in the future.

    Construction and Financing

    Information concerning the Company's financing and construction programs is contained in Note 3(a) of Notes to Financial Statements filed under Item 8 of this report.

    Employees

    The total number of full-time employees for the Company declined 2.9% in 1998 to 695 from 716 employees at year-end 1997. The Company has 485 employ-ees (69.8%) who are represented by the Brotherhood of Utility Workers of New England, Inc. under three separate collective bargaining units with agreements that expire October 31, 2001, September 30, 2002 and April 30, 2003. Employee relations have generally been satisfactory.

Item 2. Properties

    The principal properties of the Company consist of an integrated system of transmission and distribution lines, substations, an office building in the Town of Wareham, MA and other structures such as garages and service build-ings. The Company sold to an affiliate of The Southern Company of Atlanta, GA, two diesel plants with a combined capability of 13.8 MW located on the island of Martha's Vineyard that were used for standby and emergency purposes. Also sold was the Company's 1.4% joint-ownership interest in Central Maine Power Company's Wyman Unit 4 with an entitlement of 8.8 MW.

    At December 31, 1998, the electric transmission and distribution system consisted of 5,768 pole miles of overhead lines, 3,803 cable miles of under-ground line, 139 substations and 339,925 active customer meters.

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

      (b) Number of Shareholders at December 31, 1998

          One

      (c) Frequency and Amount of Dividends Declared in 1998 and 1997

                      1998                            1997
                             Per Share                       Per Share
          Declaration Date     Amount     Declaration Date     Amount

          May 11, 1998         $3.40      April 25, 1997        $1.65
          October 26, 1998      1.55      July 21, 1997          1.85
                               $4.95      October 27, 1997       1.25
                                          December 22, 1997      1.25
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

    A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1998 and 1997 and unit sales for these periods is shown below:

                                        Years Ended         Years Ended
                                        December 31,        December 31,
                                       1998 and 1997       1997 and 1996
                                             Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $(46,450)  (9.9)%    $ 17,669    3.9%

Operating Expenses -
   Electricity purchased for resale
     and fuel                         (41,695) (13.7)       14,619    5.0
   Transmission                         1,661   31.5         1,230   30.5
   Other operation                     (3,114)  (3.9)        7,065    9.8
   Maintenance                         (1,413) (11.0)           22    0.2
   Depreciation                           455    2.6           513    3.0
   Taxes -
     Federal and state income          (1,242) (11.9)       (2,553) (19.7)
     Local property and other              62    0.7           612    7.5
                                      (45,286) (10.3)       21,508    5.2

Operating Income                       (1,164)  (3.6)       (3,839) (10.6)

Other Income                              270  131.1           271   56.8

Income Before Interest Charges           (894)  (2.8)       (3,568)  (9.9)

Interest Charges                          920    6.0          (886)  (5.4)

Net Income                           $ (1,814) (10.7)     $ (2,682) (13.7)


Unit Sales (Megawatthours or MWH)
   Retail                             (17,129)  (0.5)       88,213    2.6
   Wholesale                          282,177   24.0       325,054   38.1
     Total unit sales                 265,048    5.6       413,267    9.6

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

Unit Sales and Customers

   The following is a summary of unit sales and customers for the periods indicated:
                                       Years Ended December 31,
                              1998                 1997               1996
                                        %                    %
   Unit Sales (MWH):                  Change               Change

     Residential           1,652,797   (0.9)    1,668,193   1.4    1,645,011
     Commercial            1,473,761    0.2     1,470,179   3.7    1,417,790
     Industrial              363,559   (1.3)      368,509   3.5      356,009
     Streetlighting           15,815   (2.3)       16,180   0.9       16,039
       Total retail        3,505,932   (0.5)    3,523,061   2.6    3,434,849
     Wholesale             1,460,170   24.0     1,177,993  38.1      852,938
       Total               4,966,102    5.6     4,701,054   9.6    4,287,787

   Customers - 12 Month Average:

     Residential (a)         285,659    1.3       281,927   1.2      278,653
     Commercial (a)           39,978    2.4        39,044   1.1       38,609
     Industrial                  292   (1.4)          296  (1.0)         299
     Streetlighting            1,106    2.3         1,081  (1.7)       1,100
       Total                 327,035    1.5       322,348   1.2      318,661

(a) Includes seasonal customers of 45,537 in 1998, 46,147 in 1997 and 46,862 in 1996. Service is considered to be "seasonal" when the kilowatthours used in the billing months ending between June 1 and September 30 exceed the kilowatthours used in the preceding eight months.

    Total unit sales for 1998 and 1997 increased primarily as a result of greater sales to Independent System Operator (ISO) - New England (the agency that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England).

    The Company's residential customer segment provides approximately 47% of its total retail sales and approximately 8% of those customers rely on electricity for space heating. The Company expects that its retail unit sales compound annual growth rate over the next five years will average 2.1%.

Operating Revenues

    Operating revenues for 1998 declined $46.5 million (9.9%) despite higher unit sales, primarily due to the 10 percent rate reduction (further discussed below), and a net decrease in electricity purchased for resale, fuel and transmission charges of $40 million (12.9%). The decline in these costs reflects a cost deferral of $35.3 million in conjunction with the Company's restructuring plan as approved by the Massachusetts Department of Telecommuni-cations and Energy (DTE). As a result of electric industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. For addition-al information concerning electric industry restructuring, refer to the "Rates, Regulation and Legislation" section filed under Item 1 of this report.

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

    Wholesale revenues have increased in each of the past three years and amounted to $27.9 million, $27.8 million and $18.2 million in 1998, 1997 and 1996, respectively.

    Pursuant to a 1995 settlement agreement with the DTE that limited the Company's return on equity through 1997, revenues in 1997 and 1996 reflect a customer refund of $1.7 million and $1.8 million, respectively.

    As a result of a DTE mandated recovery mechanism implemented in July 1991 for capacity-related costs associated with certain long-term purchased power contracts, the Company had experienced a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates varied from test-period levels. This issue, which had a significant impact on net income, was addressed in a settlement agreement approved by the DTE in May 1995. The Company was able to defer these costs (within certain limits) to neutralize the sometimes volatile effect on net income. For the first two months of 1998 and in 1997 and 1996, there was an overcollection of approximately $764,000, $1.9 million and $400,000, respectively, that reduced the deferred balance in the fuel charge stabilization account pursuant to the May 1995 settlement agreement. There was no net income impact in these periods. The deferred balance at December 31, 1998 amounted to $26.7 million. Effective March 1, 1998, this regulatory asset is reflected in rates charged to customers to be recovered over the next 11 years pursuant to the restructuring legislation.

Electricity Purchased for Resale, Transmission and Fuel

    To satisfy demand requirements and provide required reserve capacity, the Company purchased power on a long and short-term basis through entitlements pursuant to power contracts with other New England and Canadian utilities, Qualifying Facilities and other non-utility generators through a competitive bidding process that was regulated by the DTE. The Company supplemented these sources with its own generating capacity that was sold on December 30, 1998.

    The cost of electricity purchased for resale, fuel and transmission constituted 63.5%, 65.8% and 64.8% in 1998, 1997 and 1996, respectively, of electric operating revenues. These costs reflect higher unit sales in each

<PAGE 17>

                         COMMONWEALTH ELECTRIC COMPANY

succeeding year and in addition, a cost deferral of $35.3 million in 1998 that resulted primarily from providing the required 10% rate reduction for retail customers.

Other Operating Expenses

    Other operation declined $3.1 million (3.9%) in 1998 and primarily reflects the absence of a one-time charge ($8.4 million) related to a person-nel reduction program (PRP) initiated in the second quarter of 1997. Also contributing to the decrease were labor savings realized from the aforemen-tioned PRP ($2.4 million), a reduction in the provision for bad debts ($1.5 million), and a reduction in insurance and employee benefits costs ($2.1 million). The impact of these factors was offset, in part, by higher costs relating to the outsourcing of the information technology, telecommunications and network services function ($6.1 million) including costs associated with Year 2000 compliance, higher costs related to conservation and load management programs ($2.9 million) and costs related to supporting the industry restruc-turing referendum question on the November 1998 ballot ($735,000).

    Other operation in 1997 increased $7.1 million (9.8%) due to the aforemen-tioned PRP charge, an increase in the provision for bad debts ($750,000) that reflected higher reserve requirements, and an increase in costs associated with C&LM programs ($2.3 million). The impact of these factors was offset, in part, by lower pension costs ($1.5 million) and lower operating costs ($2.9 million) that resulted, in part, from the PRP.

    Included in other operation is amortization of certain prior-period deferred costs, including costs associated with C&LM programs, purchased power, certain postretirement benefits, and litigation costs related to the Pilgrim nuclear power unit that in total amounted to $6 million, $6.4 million and $4.8 million in 1998, 1997 and 1996, respectively.

    In 1998, maintenance declined $1.4 million (11%) due to the absence of storm damage costs related to an April 1997 blizzard ($1.8 million). Mainte-nance was virtually unchanged in 1997 but included costs associated with reduced maintenance primarily on transmission and distribution facilities and the aforementioned blizzard that was offset by the absence of storm damage costs that resulted from Hurricane Edouard ($2.1 million) in 1996.

    Depreciation expense increased $455,000 and $500,000 in 1998 and 1997, respectively, and reflected additions to property, plant and equipment.

    Federal and state income taxes declined $1.2 million (11.9%) in 1998 and $2.6 million (19.7%) in 1997 due mainly to the change in pretax income.

    Local property and other taxes in 1998 and in 1997 increased primarily due to higher property tax assessments and rates. Payroll and other taxes declined $371,000 in 1998 due to the PRP and increased by $117,000 in 1997.

Other Income (Expense)

    Other income increased in 1998 due to interest accrued on the deferred transition costs associated with electric industry restructuring ($1.3 million) effective March 1, 1998.

<PAGE 18>

                         COMMONWEALTH ELECTRIC COMPANY

    Other income increased in 1997 primarily due to the absence of a $300,000 settlement paid in 1996 by the Company related to costs associated with energy conservation management services provided by an outside vendor.

Interest Charges

    Total interest charges increased in 1998 reflecting a greater level of short-term borrowings, offset somewhat by slightly lower short-term rates and scheduled sinking fund payments on long-term debt.

    Total interest charges declined in 1997 reflecting scheduled sinking fund payments and lower interest on potential federal and state income tax defi-ciencies ($361,000). Interest on short-term borrowings also declined due to a lower average level of borrowings despite a slightly higher average interest rate (5.8%) for the year.

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

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

    The merger will create an energy delivery company serving approximately
1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

    Shareholder votes on the merger will be held as part of each of COM/Energy's and BEC's annual shareholder meetings scheduled for the second quarter of 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The

<PAGE 19>

                         COMMONWEALTH ELECTRIC COMPANY

merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of directors. Also, upon effectiveness of the merger, NSTAR's board of directors will consist of COM/Energy's and BEC's current trustees.

Provisions of Statement of Financial Accounting Standards No. 71

    As described in Note 2(b) of the Notes to Financial Statements, the Company follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."
In the event the Company is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Conditions that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The Company monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its utility operations, excluding generation-related assets, remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

    As a result of electric industry restructuring, the Company discontinued application of accounting principles applied to its electric generation facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legisla-tion and the DTE's plan for a restructured electric industry specifically provide for their recovery through the non-bypassable transition charge.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities. COM/Energy has been involved in Year 2000 compliancy since 1996.

    COM/Energy, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and

<PAGE 20>

                         COMMONWEALTH ELECTRIC COMPANY

Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

   COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installa-tions that are necessary. All installations are expected to be completed and tested by mid-1999.

   COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy is approximately 86% complete in its efforts to resolve non-compliance with Year 2000 requirements related to its non-information technology systems. COM/Energy anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

   At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 70% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

   Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $7 million, including approximately $900,000 incurred through 1997 and $3.1 million spent in 1998. Approximately $3 million is expected to be spent in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

   In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of February 1, 1999, COM/Energy has received responses from approximately 75% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continuing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfaction by July 1, 1999.

   In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers

<PAGE 21>

                         COMMONWEALTH ELECTRIC COMPANY

as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

   COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to COM/Energy.

   COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

   While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distrib-ute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

   The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

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

   On January 1, 1997, COM/Energy adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1

<PAGE 22>

                         COMMONWEALTH ELECTRIC COMPANY

provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $849,000 at December 31, 1998. The adoption of SOP 96-1 did not have a material adverse effect on COM/Energy's results of operations or financial position.

New Accounting Principles

   In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power con-tracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

   The adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Although the Company has material commodity purchase contracts and financial instruments (debt), these instruments are not subject to market risk. The Company has a rate making mechanism which allows for the recovery of fuel costs from customers. The fuel adjustment mechanism allows the Company to pass all costs related to the purchase of commodities to the customer, thereby insulating the Company from market risk.

   Similarly, any change in the fair market value of the Company's prudently incurred debt obligations realized by the Company would be borne by customers through future rates.

Item 8.  Financial Statements and Supplementary Data

   The Company's financial statements required by this item are filed here-with on pages 23 through 43 of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure

   None.

<PAGE 23>

                         COMMONWEALTH ELECTRIC COMPANY

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Electric Company:

   We have audited the accompanying balance sheets of COMMONWEALTH ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Electric Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended Decem-ber 31, 1998, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
February 18, 1999

<PAGE 24>

                         COMMONWEALTH ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   PART II.


FINANCIAL STATEMENTS

    Balance Sheets at December 31, 1998 and 1997

    Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

    Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996

    Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
    1996

    Notes to Financial Statements


                                   PART IV.


SCHEDULES

    I Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1998, 1997 and 1996

    II Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996

SCHEDULES OMITTED

    All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    Financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they do not, considered individually, constitute a significant subsidiary.

<PAGE 25>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                                    ASSETS



                                                         1998        1997
                                                      (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $566,477   $550,449
  Less - Accumulated depreciation                        182,345    174,488
                                                         384,132    375,961
  Add - Construction work in progress                      2,544      4,010
                                                         386,676    379,971


INVESTMENTS
  Equity in nuclear electric power company                   485        519
  Other                                                       14         14
                                                             499        533

LONG-TERM RECEIVABLE - AFFILIATE                         184,343        -

CURRENT ASSETS
  Cash                                                     3,584      1,496
  Accounts receivable -
    Affiliates                                             1,483      1,753
    Customers, less reserves of $1,069 in 1998
      and $2,044 in 1997                                  40,114     45,199
  Unbilled revenues                                        6,096      9,162
  Inventories, at average cost                             2,669      2,578
  Prepaid taxes -
    Property                                               3,153      3,043
    Income                                                 5,195        -
  Other                                                    1,192      1,771
                                                          63,486     65,002

DEFERRED CHARGES
  Regulatory assets                                      101,895     70,112
  Deferred tax asset                                      30,838        -
  Other                                                    1,618      3,601
                                                         134,351     73,713






                                                        $769,355   $519,219






The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                         COMMONWEALTH ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                        CAPITALIZATION AND LIABILITIES



                                                         1998        1997
                                                      (Dollars in thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)             $ 51,099   $ 51,099
    Amounts paid in excess of par value                   97,112     97,112
    Retained earnings                                     36,984     31,993
                                                         185,195    180,204
  Long-term debt, less current
    sinking fund requirements                            143,651    147,192
                                                         328,846    327,396

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                   -       14,900
    Advances from affiliates                              40,350      5,315
                                                          40,350     20,215

  Other Current Liabilities -
    Current sinking fund requirements                      3,553      3,553
    Accounts payable -
      Affiliates                                          14,159     12,007
      Other                                               26,370     32,826
    Accrued taxes -
      Local property and other                             3,343      3,299
      Income                                                 -       19,114
    Accrued interest                                       3,751      3,811
    Other                                                 22,690     12,717
                                                          73,866     87,327
                                                         114,216    107,542

DEFERRED CREDITS
  Regulatory liabilities                                 297,693        -
  Accumulated deferred income taxes                          -       50,283
  Unamortized investment tax credits                       6,224      6,696
  Other                                                   22,376     27,302
                                                         326,293     84,281
COMMITMENTS AND CONTINGENCIES
                                                        $769,355   $519,219






The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                         COMMONWEALTH ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                            1998         1997        1996
                                                (Dollars in thousands)


ELECTRIC OPERATING REVENUES               $424,999     $471,449    $453,780

OPERATING EXPENSES
  Electricity purchased for resale
    and fuel                               263,087      304,782     290,163
  Transmission                               6,927        5,266       4,036
  Other operation                           76,210       79,324      72,259
  Maintenance                               11,458       12,871      12,849
  Depreciation                              18,009       17,554      17,041
  Taxes -
    Income                                   9,156       10,398      12,951
    Local property                           6,413        5,980       5,485
    Payroll and other                        2,391        2,762       2,645
                                           393,651      438,937     417,429

OPERATING INCOME                            31,348       32,512      36,351

OTHER INCOME (EXPENSE)                          64         (206)       (477)

INCOME BEFORE INTEREST CHARGES              31,412       32,306      35,874

INTEREST CHARGES
  Long-term debt                            13,253       13,586      13,968
  Other interest charges                     3,050        1,797       2,301
                                            16,303       15,383      16,269

NET INCOME                                $ 15,109     $ 16,923    $ 19,605



















The accompanying notes are an integral part of these financial statements.

<PAGE 28>

                         COMMONWEALTH ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                            1998         1997        1996
                                               (Dollars in thousands)

Balance at beginning of year              $31,993      $27,334     $20,708

Add (Deduct):
  Net income                               15,109       16,923      19,605
  Cash dividends on common stock          (10,118)     (12,264)    (12,979)

Balance at end of year                    $36,984      $31,993     $27,334







































The accompanying notes are an integral part of these financial statements.

<PAGE 29>

                         COMMONWEALTH ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 1998       1997       1996
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                  $ 15,109   $ 16,923   $ 19,605
  Effects of noncash items -
    Depreciation and amortization               24,024     23,961     21,815
    Deferred income taxes, net                  14,285      3,720        569
    Investment tax credits, net                   (472)      (430)      (433)
  Change in working capital, exclusive of
      cash and interim financing -
    Accounts receivable and
      unbilled revenues                          8,421     (4,067)      (713)
    Income taxes, net                          (24,309)     3,652     (3,259)
    Local property and other taxes, net            (66)       255       (224)
    Accounts payable and other                   6,097      6,968        860
  Transition costs deferral                    (35,254)       -          -
  Fuel charge stabilization deferral, net        1,465     (5,543)     2,372
  All other operating items                     10,182     (8,240)    (3,788)

Net cash provided by operating activities       19,482     37,199     36,804

INVESTING ACTIVITIES
  Proceeds from sale of generating assets          709        -          -
  Additions to property, plant and
    equipment (exclusive of AFUDC)             (24,416)   (22,255)   (20,483)
  Allowance for borrowed funds used
    during construction                           (163)      (145)       (98)

Net cash used for investing activities         (23,870)   (22,400)   (20,581)

FINANCING ACTIVITIES
  Payment of dividends                         (10,118)   (12,264)   (12,979)
  Payment of short-term borrowings             (14,900)      (100)    (2,300)
  Advances from affiliates                      35,035      2,245      1,525
  Retirement of long-term debt
    through sinking funds                       (3,541)    (3,542)    (3,541)

Net cash used for financing activities           6,476    (13,661)   (17,295)

Net increase (decrease) in cash                  2,088      1,138     (1,072)
Cash at beginning of period                      1,496        358      1,430
Cash at end of period                         $  3,584   $  1,496   $    358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:
    Interest (net of capitalized amounts)     $ 15,168   $ 14,948   $ 15,436
    Income taxes                              $  1,680   $  5,019   $ 13,424





The accompanying notes are an integral part of these financial statements.

<PAGE 30>

                         COMMONWEALTH ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Commonwealth Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the Parent). The Parent, together with its subsidiaries, is collectively referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts and several non-regulated companies. The Company's operations have been involved in the production, distribution and sale of electricity to 327,000 customers (including 45,500 seasonal) in 40 communities located in south-eastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round population of 549,000 and a large influx of summer residents. In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company, that includes the Company, serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

    The Company has 695 regular employees including 485 (70%) represented by three collective bargaining units covered by separate contracts with expira-tion dates ranging from October 2001 through April 2003. Employee relations have generally been satisfactory.

    In response to the significant changes that have taken place in the utility industry, the Company sold all of its non-nuclear generating assets in 1998 to focus on the transmission and distribution of energy and related services.

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

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-

<PAGE 31>

                         COMMONWEALTH ELECTRIC COMPANY

tory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery.

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

    The principal regulatory assets included in deferred charges were as follows:
                                                       1998         1997
                                                    (Dollars in thousands)

    Transition costs                                 $ 38,622    $   -
    Power contract buy-out                             15,717     17,609
    Fuel charge stabilization                          26,682     29,655
    Postretirement benefit costs                       12,269     12,271
    Yankee Atomic unrecovered plant
      and decommissioning costs                         2,042      3,436
    Pilgrim nuclear plant litigation costs              5,417      5,929
    Other                                               1,146      1,212
                                                     $101,895    $70,112

    The regulatory liabilities, reflected in the accompanying Balance Sheets were as follows:
                                                       1998         1997
                                                    (Dollars in thousands)
    Regulatory liability related to
      sale of generating assets                      $293,186    $   -
    Demand-side management deferral                     2,274        -
    Excess Seabrook-related deferred income taxes         319        698
    Other deferred income taxes                         1,782      1,875
    Excess replacement power refunds                      132        246
                                                     $297,693    $ 2,819

    The regulatory liability of $293.2 million was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use its share of the net proceeds from affiliate Canal Electric

<PAGE 32>

                         COMMONWEALTH ELECTRIC COMPANY

Company's (Canal Electric) sale of generation assets and the sale of its own generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of Canal Electric's generating assets. These proceeds will be invested in a conserva-tive portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and Cambridge Electric. The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affiliate on the accompanying Balance Sheets.

    The Company's regulatory assets, including the costs associated with an existing power contract with the Yankee Atomic nuclear power plant that was shut down permanently (see Note 3(d)), and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next 11 years pursuant to the legislation discussed below.

    In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Company, together with affiliates Cambridge Electric Light Company (Cambridge Electric) and Canal Electric, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Cambridge Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabili-ties related to the generation portion of the electric business.

    (c) Transactions with Affiliates

    Transactions between the Company and other COM/Energy companies include purchases and sales of electricity, including purchases from Canal Electric, an affiliated wholesale electric generating company. Other Canal transactions include costs relating to the abandonment of Seabrook 2 and the recovery of a portion of Seabrook 1 pre-commercial operation costs. In addition, payments for management, accounting, data processing and other services are made to an affiliate, COM/Energy Services Company. Transactions with other COM/Energy companies are subject to review by the DTE.

<PAGE 33>

                         COMMONWEALTH ELECTRIC COMPANY

    The Company's operating expenses include the following major intercompany transactions for the periods indicated:
                                                         Purchased Power
                                     Purchased Power     and Transmission
    Period Ended   Purchased Power   and Transmission       From Canal
    December 31,     Canal Units        Seabrook 1           as Agent
                                   (Dollars in thousands)

       1998            $56,269           $29,403              $ 2,605
       1997             61,087            31,417                6,524
       1996             40,733            31,848                9,096

    The costs for the Canal and Seabrook 1 units are included in the long-term obligation table listed in Note 3(b). The Company sold electricity to other affiliates, primarily station service for Canal, totaling $1,026,000, $1,290,000 and $1,453,000 in 1998, 1997 and 1996, respectively.

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

    (e) Depreciation

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were 3.33% in 1998 and 3.32% in 1997 and 1996.

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

    (g) Allowance for Funds Used During Construction

    Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the Company's Statements of Income and amounted to $163,000, $145,000 and $98,000 in 1998, 1997 and 1996, respectively.

<PAGE 34>

                         COMMONWEALTH ELECTRIC COMPANY

    While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 5.75% in 1998 and 6.25% in 1997 and 1996.

(3) Commitments and Contingencies

    (a) Financing and Construction Programs

    The Company is engaged in a continuous construction program presently estimated at $135.8 million for the five-year period 1999 through 2003. Of that amount, $30.5 million is estimated for 1999. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with the proceeds from sales of long-term debt and equity securities.

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

    Information relative to these long-term contracts is as follows:

                         Range of
                         Contract
                        Expiration  Entitlement               Cost
                          Dates       %     MW      1998      1997      1996
                                                     (Dollars in thousands)
    Type of Unit
    Natural Gas          2008-2017    (a) 184.1   $107,118  $114,773  $111,007
    Oil                     2002      (b) 266.0     54,957    58,187    36,060
    Nuclear              2004-2026    (c) 106.1     66,775    68,381    68,716
    Waste-to-energy         2015     100   67.0     44,423    43,038    39,622
    Hydro                2014-2023   100   23.9     11,359    10,952    12,537
      Total                               647.1   $284,632  $295,331  $267,942

    (a) Includes contracts to purchase power from various non-utility genera-ting facilities with capacity entitlements ranging from 11.1% to 100%.
    (b) Includes entitlements in Canal Unit 1 (20%) and Canal Unit 2 (40%).
        On May 27, 1998, COM/Energy selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of its non-nuclear electric generat-ing assets, including Canal Units 1 and 2. Under long-term contracts, the Company's entitlement in Unit 1 is 111.1 MW. However, the Company continues to purchase energy and capacity under a series of long-term contracts, and this entitlement includes its share of one-quarter of the capacity and energy of Canal Unit 1, which is now purchased from the new plant owner, Southern Energy Canal, L.L.C. (Southern). The Company's cost of service agreement with Canal Electric for its share

<PAGE 35>

                         COMMONWEALTH ELECTRIC COMPANY

        of the capacity and energy purchased from Canal Unit 2 was terminated as part of the generating asset sale on December 30, 1998. The former Unit 2 agreement was replaced by a new agreement under which Southern sells energy and capacity to the Company to support its customer load obligation, at fixed rates that are equivalent to the Company's standard offer (wholesale) rates.
    (c) Includes entitlements in Seabrook 1 (2.8%) and Pilgrim (11% through 2001, 8.8% in 2002, and 5.5% for 2003 through 2004). The Pilgrim unit is expected to be sold in 1999 to Entergy Nuclear Generating Company. In conjunction with the sale, the Company has reached an agreement to buy out of this contract, but will continue to buy power on a declin-ing basis through 2004.

    Costs pursuant to these contracts are included in electricity purchased for resale in the Company's Statements of Income and are recoverable in revenues. The costs associated with these power contract obligations are a significant component of the Company's stranded costs that are being recovered through a transition charge pursuant to DTE approval.

    The estimated aggregate obligations for capacity under the long-term purchased power contracts and a life-of-the-unit contract from the Seabrook 1 unit in effect for the five years subsequent to 1998 is as follows:

                                      Long-Term
                                      Purchased
                                        Power
                                (Dollars in thousands)

                                   1999     $286,019
                                   2000      284,006
                                   2001      340,921
                                   2002      329,744
                                   2003      289,270

    (c) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construc-tion schedules of major transmission and distribution facilities.

(4) Income Taxes

    For financial reporting purposes, the Company provides federal and state income taxes on a separate-return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the Parent and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

<PAGE 36>

                         COMMONWEALTH ELECTRIC COMPANY

    The following is a summary of the Company's provisions for income taxes for the years ended December 31, 1998, 1997 and 1996:

                                            1998        1997       1996
                                              (Dollars in thousands)
    Federal
      Current                             $ (3,824)   $ 5,852    $10,818
      Deferred                              11,843      3,174        374
      Investment tax credits, net             (472)      (430)      (433)
                                             7,547      8,596     10,759
    State
      Current                                 (833)     1,254      1,997
      Deferred                               2,442        548        195
                                             1,609      1,802      2,192
                                          $  9,156    $10,398    $12,951

    The significant change in the current and deferred provisions for income taxes in 1998 reflects the current tax related to the sale of the company's non-nuclear generating assets and the related deferred tax benefit.

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1998 and
1997:
                                               1998         1997
                                             (Dollars in thousands)
    Liabilities
      Property-related                       $ 55,342     $54,605
      Transition costs                         14,778         -
      Fuel charge stabilization                11,300      12,241
      Power contract buy-out                    6,135       6,853
      All other                                 9,447       8,647
                                               97,002      82,346

    Assets
      Deferred tax asset                      114,340         -
      Investment tax credit                     4,046       4,322
      All other                                 9,454       9,120
                                              127,840      13,442
    Accumulated deferred income taxes
      (deferred tax asset), net              $(30,838)    $68,904

    The net deferred tax asset for 1998 is included in other deferred charges in the accompanying Balance Sheets. The net year-end deferred income tax liability for 1997 includes a current deferred tax liability of $18,621,000 that is included in accrued income taxes.

<PAGE 37>

                         COMMONWEALTH ELECTRIC COMPANY

    The total income tax provision set forth previously represents 38% in 1998 and 1997 and 40% in 1996 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                      1998     1997    1996
                                                      (Dollars in thousands)

    Federal statutory rate                               35%      35%     35%

    Federal income tax expense at statutory levels $ 8,493 $ 9,562 $11,395 Increase (Decrease) from statutory levels:
      State tax net of federal tax benefit            1,046    1,171    1,425
      Tax versus book depreciation                      198      105      103
      Amortization of investment tax credits           (472)    (430)    (433)
      Reversals of capitalized expenses                 (76)     (63)     (64)
      Additional reserves for tax deficiencies          -        -        431
      Other                                             (33)      53       94
                                                    $ 9,156  $10,398  $12,951

    Effective federal income tax rate                    38%      38%      40%

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

    The following tables set forth the change in the pension benefit obliga-tion and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:
                                                 1998          1997
                                               (Dollars in thousands)
    Change in benefit obligation
      Obligation at beginning of year          $ 184,290     $ 157,604
      Service cost                                 2,954         3,245
      Interest cost                               12,702        11,306
      Actuarial loss                              17,760        22,150
      Benefits paid                              (11,539)      (10,015)
      Obligation at end of year                $ 206,167     $ 184,290

                                                 1998          1997
                                               (Dollars in thousands)

    Change in plan assets
      Fair value of plan assets at
        beginning of year                      $ 177,112     $ 155,650
      Actual return on plan assets                13,692        27,678
      Employer contributions                       2,469         3,799
      Transfers to affiliated companies              (74)          -
      Benefits paid                              (11,539)      (10,015)
      Fair value of plan assets at
        end of year                            $ 181,660     $ 177,112

<PAGE 38>

                         COMMONWEALTH ELECTRIC COMPANY

                                                 1998          1997
                                               (Dollars in thousands)

    Funded status                              $ (24,507)    $  (7,178)
    Unrecognized transition obligation             1,930         2,574
    Unrecognized prior service cost                4,030         4,594
    Unrecognized net actuarial (gain) loss        11,120        (6,560)
    Prepaid (accrued) benefit cost             $  (7,427)    $  (6,570)

    Weighted-average assumptions as of December 31 were as follows:

                                                 1998          1997

    Discount rate                                6.50%         7.00%
    Expected return on plan assets               9.00          8.75
    Rate of increase in future compensation      3.75          3.75

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

    Components of net periodic pension cost were as follows:

                                               1998       1997       1996
                                                  (Dollars in thousands)

    Service cost                             $  2,954   $  3,245   $  3,405
    Interest cost                              12,702     11,306     11,300
    Expected return on plan assets            (13,537)   (12,055)   (11,065)
    Amortization of transition obligation         643        643        643
    Amortization of prior service cost            562        563        563
      Total                                     3,324      3,702      4,846
    Transfer from (to) affiliated
      companies, net                               76       (231)      (191)
    Less: Amounts capitalized and deferred      1,454      1,714      1,369
      Net periodic pension cost              $  1,946   $  1,757   $  3,286

    The net periodic pension cost reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current ratemaking, is deferring the difference between the pension contribution that is reflected in base rates, and pension expense.

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

<PAGE 39>

                         COMMONWEALTH ELECTRIC COMPANY

    The following tables set forth the change in the postretirement benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                  1998          1997
                                               (Dollars in thousands)
    Change in benefit obligation
       Obligation at beginning of year         $  68,697     $  58,928
       Service cost                                1,046           980
       Interest cost                               4,751         4,355
       Actuarial loss                              7,060         6,863
       Participant contributions                      47            28
       Benefits paid                              (3,705)       (2,457)
       Obligation at end of year               $  77,896     $  68,697

                                                 1998          1997
                                               (Dollars in thousands)
    Change in plan assets
       Fair value of plan assets at
         beginning of year                     $  30,229     $  22,635
       Actual return on plan assets                2,092         4,369
       Employer contributions                      5,418         5,654
       Participant contributions                      47            28
       Benefits paid                              (3,705)       (2,457)
       Fair value of plan assets at
        end of year                            $  34,080     $  30,229

    Funded status                              $ (43,816)    $ (38,468)
    Unrecognized transition obligation            33,832        36,250
    Unrecognized net actuarial loss                9,984         2,218
    Prepaid (accrued) benefit cost             $     -       $     -

    Weighted-average assumptions as of December 31 were as follows:

                                                  1998          1997

    Discount rate                                 6.50%         7.00%
    Expected return on plan assets                9.00          8.75
    Rate of increase in future compensation       3.75          3.75

    For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered medical claims was assumed for 1999. The rates were assumed to decrease gradually to 4.5% for 2007 and remain at that level thereafter. Dental claims and Medicare Part B premiums are expected to increase at 4.5% and 3.1%, respectively.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect the periodic postretirement benefit cost in future years.

<PAGE 40>

                         COMMONWEALTH ELECTRIC COMPANY

    Components of net periodic postretirement benefit cost were as follows:

                                                  1998      1997     1996
                                                  (Dollars in thousands)

      Service cost                              $ 1,046   $   980  $ 1,132
      Interest cost                               4,751     4,355    4,382
      Expected return on plan assets             (2,796)   (2,098)  (1,564)
      Amortization of transition obligation       2,417     2,417    2,417
         Total                                    5,418     5,654    6,367
      Transfers from affiliates, net               (211)     (645)    (500)
      Add: Net amortization of deferrals            858       858      858
      Less: Amounts capitalized and deferred        807       936    1,022
         Net periodic postretirement
         benefit cost                           $ 5,258   $ 4,931  $ 5,703

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                 One-Percentage-Point
                                                Increase      Decrease
                                                (Dollars in thousands)

      Effect on total of service and
         interest cost components               $   903       $   (723)
      Effect on postretirement
         benefit obligation                     $10,217       $ (9,550)

      Effective May 1, 1995 the DTE approved a settlement proposal sponsored jointly by the Company and the Attorney General of Massachusetts that allows the Company to fully recover costs relating to postretirement benefits and to amortize its $8.6 million deferred balance over a ten-year period. At December 31, 1998 and 1997, the Company's deferral amounted to approximately $5.4 million and $6.3 million, respectively.

      (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The total Company contribution was $1,435,000 in 1998, $1,672,000 in 1997, and
$1,788,000 in 1996.

<PAGE 41>

                         COMMONWEALTH ELECTRIC COMPANY

(6) Long-Term Debt and Interim Financing

    (a) Long-Term Debt Maturities and Retirements

    Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums, is as follows:

                                              Original  Balance December 31,
                                               Issue      1998       1997
                                                  (Dollars in thousands)

   15-Year Term Loan, 9.30%, due 2002         $30,000   $ 30,000   $ 30,000
   25-Year Term Loan, 9.37%, due 2012          20,000     13,684     14,737
   10-Year Notes, 7.43%, due 2003              15,000     15,000     15,000
   15-Year Notes, 9.50%, due 2004              15,000      5,000      7,500
   15-Year Notes, 7.70%, due 2008              10,000     10,000     10,000
   18-Year Notes, 9.55%, due 2007              10,000     10,000     10,000
   20-Year Notes, 7.98%, due 2013              25,000     25,000     25,000
   25-Year Notes, 9.53%, due 2014              10,000     10,000     10,000
   30-Year Notes, 9.60%, due 2019              10,000     10,000     10,000
   30-Year Notes, 8.47%, due 2023              15,000     15,000     15,000
                                                        $143,684   $147,237

    The Company, under favorable conditions, may purchase its outstanding notes in advance; however, an early payment premium may be incurred. Certain of these agreements require the Company to make periodic sinking fund payments for retirement of outstanding long-term debt.

    The required sinking fund payments for the five years subsequent to December 31, 1998 are as follows:

                      Sinking Fund       Maturing
            Year        Payments       Debt Issues       Total
                                 (Dollars in thousands)

            1999        $3,553           $   -          $ 3,553
            2000         3,553               -            3,553
            2001         3,481               -            3,481
            2002         3,481            30,000         33,481
            2003         3,481            15,000         18,481

    (b) Notes Payable to Banks

    The Company and other COM/Energy companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1998, COM/Energy had $122 million of committed lines of credit that will expire at varying intervals in 1999. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1998, the uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.7% and 5.8% in 1998 and 1997, respectively. At December 31, 1998, the Company had no notes payable to banks. Notes payable to banks totaled $14.9 million at December 31, 1997.

<PAGE 42>

                         COMMONWEALTH ELECTRIC COMPANY

    (c) Advances from Affiliates

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the Parent, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.3% and 5.4% in 1998 and 1997, respective-ly. Notes payable to the Pool totaled $40,350,000 and $5,315,000 at December 31, 1998 and 1997, respectively.

    The Company had no notes payable to the Parent at December 31, 1998 or December 31, 1997. However, this source of financing may be utilized by the Company and notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. The rate averaged 8.3% and 8.5% in 1998 and 1997, respectively.

    (d) Disclosures About Fair Value of Financial Instruments

    The fair value of certain financial instruments included in the accompany-ing Balance Sheets as of December 31, 1998 and 1997 are as follows:

                                1998                        1997
                                     (Dollars in thousands)

                       Carrying        Fair       Carrying        Fair
                         Value         Value        Value         Value

    Long-term debt     $147,204      $171,667     $150,745      $171,787

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

(7) Dividend Restriction

    At December 31, 1998, there were no retained earnings restricted against the payment of cash dividends pursuant to the Company's term loans and note agreements securing long-term debt.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one

<PAGE 43>

                         COMMONWEALTH ELECTRIC COMPANY

year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of non-can-celable operating leases consisted of the following at December 31, 1998:

                                                    Operating Leases
                                                  (Dollars in thousands)

                  1999                                   $ 2,857
                  2000                                     1,384
                  2001                                       794
                  2002                                       794
                  2003                                       450
                  Beyond 2003                              1,840
                  Total future minimum lease payments    $ 8,119

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $2,718,000 in 1998, $3,174,000 in 1997 and
$2,814,000 in 1996. There were no contingent rentals and no sublease rentals for the years 1998, 1997 and 1996.

<PAGE 44>

                         COMMONWEALTH ELECTRIC COMPANY
                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

        Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 24).

(a) 2.  Index to Financial Statement Schedules

        Filed herewith at page(s) indicated -

        Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1996, 1997 and 1998 (page 52).

        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996 (page 53).

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

<PAGE 45>

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

<PAGE 46>

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

10.1.7 Capacity Acquisition Agreement between CEC,CEL and CE dated Sep-tember 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

10.1.7.1 Supplement to 10.1.7 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.7.2 Amendment to 10.1.7 as amended and restated June 1, 1993, hence-forth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or the Company owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.8 Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Refiled as Exhibits 5 and 6 to the 1992 CE Form 10-K, File No. 2-7749).

10.1.8.1 Amendment No. 2 to 10.1.8 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.8.2 Amendment No. 3 to 10.1.8 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).

10.1.9 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.10    Power Purchase Agreement between Corporation Investments, Inc.
           (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.10.1 Amendment to 10.1.12 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.11 Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission Corpo-ration (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984), File No. 2-7749).

<PAGE 47>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.11.1  Amendment No. 3 to 10.1.11 (Exhibit 2 to the CE Form 10-Q (June
           1986), File No. 2-7749).

10.1.12 Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982, Amend-ment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.13 Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Ex-hibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.13.1 Amendatory Agreement No. 3 to 10.1.13 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.14 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.15 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.16 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.16.1 First, Second and Third Amendments to 10.1.16 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.16.2 Fifth, Sixth and Seventh Amendments to 10.1.16 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Ex-hibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.16.3 Fourth and Eighth Amendments to 10.1.16 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.16.4 Ninth and Tenth Amendments to 10.1.16 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.16.5 Eleventh Amendment to 10.1.16 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.16.6 Twelfth Amendment to 10.1.16 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

<PAGE 48>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.17 Phase II Equity Funding Agreement for New England Hydro-Transmis-sion Electric Company, Inc. (New England Hydro) (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.18 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utili-ties (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.19 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.20 Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL util-ities (Ex. 3 to the CEC Form 10-Q (Sept. 1985), File No. 2-30057).

10.1.20.1 Amendment No. 1 to 10.1.20 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.20.2 Amendment No. 2 to 10.1.20 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.21 Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.21.1 Amendments Nos. 1 and 2 to 10.1.21 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.21.2 Amendments Nos. 3 and 4 to 10.1.21 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.22 Phase II Boston Edison AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.22.1 Amendments Nos. 1 and 2 to 10.1.22 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.22.2 Amendments Nos. 3 and 4 to 10.1.22 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

<PAGE 49>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.23 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Ex-hibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.24 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1, 1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.24.1 Transmission Service Agreement between Northeast Utilities' compa-nies (NU) - The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO), and CE for NU companies to transmit power purchased from Swift River Company's Chicopee Units to CE, dated October 1, 1984 (Exhibit 14 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.24.2 Transformation Agreement between WMECO and CE whereby WMECO is to transform power to CE from the Chicopee Units, dated December 1, 1984 (Exhibit 15 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.25 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.25.1 Power Sales Agreement to 10.1.25 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.25.2 Amendment to 10.1.25 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.25.3 Second Amendment to 10.1.25.2 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to the CE Form 10-Q (June
           1991), File No. 2-7749).

10.1.26 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associates, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.26.1 First Amendment to 10.1.26 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.26.2 Second Amendment to 10.1.26 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.26.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

<PAGE 50>

                         COMMONWEALTH ELECTRIC COMPANY

10.1.26.4 Amendment to 10.1.26.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.27 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between CE (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June
           1992), File No. 2-7749).

10.1.27.1 Second Amendment, dated June 23, 1994, to 10.1.27 (Exhibit 4 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.28 Power Purchase Agreement by and between Masspower (seller) and the Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.29 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and the Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogen-eration facility, dated February 20, 1992 (Exhibit 2 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.29.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., CEL, the Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to the CE Form 10-Q (September 1993), File No. 2-7749).

10.1.29.2 First Amendment, dated November 7, 1994, to 10.1.29 by and between the Company and Altresco Pittsfield, L.P. dated February 20, 1992

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

<PAGE 51>

                         COMMONWEALTH ELECTRIC COMPANY

10.2.2.4 Fourth Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1998. (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 29, 1998), File No. 1-7316).

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

10.2.3.8 Twenty-sixth Agreement to 10.2.3 as amended March 15, 1989 (Exhib-it 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Agreement to 10.2.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-eighth Agreement to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-
           7316).

10.2.3.11 Twenty-ninth Agreement to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1998.

Exhibit 27. Financial Data Schedule

           Filed herewith as Exhibit 1 is the Financial Data Schedule for the twelve months ended December 31, 1998.

<PAGE 52>

                                                               SCHEDULE I

                         COMMONWEALTH ELECTRIC COMPANY
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                             FROM RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                            (Dollars in thousands)

Name of Issuer and
Description of Investment

Common Stock - Yankee Atomic Electric Company

Balance, December 31, 1995

    Number of Shares:  3,835

    Amount                                                $590

          1996
Add: Equity in Earnings                                     53

Less: Dividends Received                                    -

Balance, December 31, 1996                                 643


          1997
Add: Equity in Earnings                                    (74)

Less: Dividends Received                                    50

Balance, December 31, 1997                                 519


          1998
Add: Equity in Earnings                                    141

Less: Dividends Received                                   175

Balance, December 31, 1998                                $485

There were no changes in the number of shares held during the years 1996, 1997 or 1998.

Under terms of the capital funds agreements and power contracts, no stock may be sold or transferred except to another stockholder; however, no market exists for these securities.

<PAGE 53>

SCHEDULE II

                         COMMONWEALTH ELECTRIC COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                            (Dollars in thousands)





                                        Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts       End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts             Year Ended December 31, 1998

                      $2,044      $  917       $638         $2,530      $1,069


                                Year Ended December 31, 1997

                      $1,792      $2,415       $703         $2,866      $2,044


                                Year Ended December 31, 1996

                      $2,379      $1,661       $601         $2,849      $1,792

<PAGE 54>

                         COMMONWEALTH ELECTRIC COMPANY
                       FORM 10-K      DECEMBER 31, 1998

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMMONWEALTH ELECTRIC COMPANY
                                             (Registrant)

                                By:  R. D. WRIGHT
                                     Russell D. Wright,
                                     Chairman of the Board and
                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

R. D. WRIGHT                                March 31, 1999
Russell D. Wright
Chairman of the Board and
Chief Executive Officer

DEBORAH A. MCLAUGHLIN                       March 31, 1999
Deborah A. McLaughlin,
President and Chief Operating Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                            March 31, 1999
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Directors:

R. D. WRIGHT                                March 31, 1999
Russell D. Wright, Director

DEBORAH A. MCLAUGHLIN                       March 31, 1999
Deborah A. McLaughlin, Director

JAMES D. RAPPOLI                            March 31, 1999
James D. Rappoli, Director