Form 10-Q
period 1999-03-31
COMMONWEALTH ELECTRIC CO
filed 1999-05-17
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                   May 1, 1999

Common Stock, $25 par value                              2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)

                                                   March 31,     December 31,
                                                     1999            1998
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $569,996       $566,477
  Less - Accumulated depreciation                    186,395        182,345
                                                     383,601        384,132
  Add - Construction work in progress                  2,701          2,544
                                                     386,302        386,676

INVESTMENTS
  Equity in nuclear electric power company               508            485
  Other                                                   14             14
                                                         522            499

LONG-TERM RECEIVABLE - AFFILIATE                     316,411        307,618

CURRENT ASSETS
  Cash                                                 3,200          3,584
  Accounts receivable -
    Affiliates                                         2,447          1,483
    Customers                                         40,195         40,114
  Unbilled revenues                                    4,367          6,096
  Prepaid property taxes                               1,576          3,153
  Inventories and other                                3,784          3,861
                                                      55,569         58,291

DEFERRED CHARGES
  Regulatory assets                                  113,837        101,895
  Other                                                2,583          1,618
                                                     116,420        103,513

                                                    $875,224       $856,597







                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   March 31,     December 31,
                                                     1999            1998
                                                  (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 39,892         36,984
                                                     188,103        185,195
  Long-term debt, less current sinking
    fund requirements                                142,601        143,651
                                                     330,704        328,846

CURRENT LIABILITIES
  Interim Financing -
    Advances from affiliates                          53,045         40,350

  Other Current Liabilities -
    Current sinking fund requirements                  3,553          3,553
    Accounts payable -
      Affiliates                                       4,861         14,159
      Other                                           33,248         26,370
    Accrued taxes -
      Income                                          35,139         35,945
      Local property and other                         2,267          3,343
    Other                                             23,241         24,167
                                                     102,309        107,537
                                                     155,354        147,887

DEFERRED CREDITS
  Regulatory liabilities                             306,424        297,693
  Accumulated deferred income taxes                   51,717         51,297
  Unamortized investment tax credits                   6,116          6,224
  Other                                               24,909         24,650
                                                     389,166        379,864

COMMITMENTS AND CONTINGENCIES

                                                    $875,224       $856,597



                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                      (Dollars in thousands - unaudited)


                                                      1999           1998

ELECTRIC OPERATING REVENUES                         $105,924       $106,101

OPERATING EXPENSES
  Electricity purchased for resale,
    transmission and fuel                             64,114         65,673
  Other operation and maintenance                     22,692         18,823
  Depreciation                                         4,742          4,519
  Taxes -
    Income                                             3,113          4,212
    Local property                                     1,576          1,530
    Payroll and other                                    800            797
                                                      97,037         95,554

OPERATING INCOME                                       8,887         10,547

OTHER INCOME                                             464             20

INCOME BEFORE INTEREST CHARGES                         9,351         10,567

INTEREST CHARGES
  Long-term debt                                       3,226          3,321
  Other interest charges                               1,173            419
                                                       4,399          3,740

NET INCOME                                             4,952          6,827

RETAINED EARNINGS -
  Beginning of period                                 36,984         31,993
  Dividends on common stock                            2,044            -

  End of period                                     $ 39,892       $ 38,820














                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                      (Dollars in thousands - unaudited)



                                                         1999          1998

OPERATING ACTIVITIES
  Net income                                          $  4,952      $ 6,827
  Effects of noncash items -
    Depreciation and amortization                        5,119        5,788
    Deferred income taxes and investment
      tax credits, net                                     270         (179)
  Change in working capital, exclusive of cash
    and interim financing                               (2,890)      (5,501)
  Transition costs deferral                            (10,634)     (11,552)
  Power contract buy out                                (2,265)         -
  Fuel charge stabilization deferral                       -          1,465
  All other operating items                               (551)         (33)

Net cash used for operating activities                  (5,999)      (3,185)

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC)                                (3,986)      (4,638)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                      -         10,700
  Proceeds from (payments to) affiliates                12,695         (820)
  Payment of dividends                                  (2,044)         -
  Sinking funds payments                                (1,050)      (1,050)

Net cash provided by financing activities                9,601        8,830

Net increase (decrease) in cash                           (384)       1,007
Cash at beginning of period                              3,584        1,496

Cash at end of period                                 $  3,200      $ 2,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (refunded) during the period for:
    Interest (net of capitalized amounts)             $  5,171      $ 5,020
    Income taxes                                      $ (3,515)     $ 2,509







                            See accompanying notes.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Electric Company (the Company) is a wholly-owned subsid-iary of Commonwealth Energy System (the Parent). The Parent, together with its subsidiaries, is collectively referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies. In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company, that includes the Company, serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

        The Company has 693 regular employees including 485 (70%) represented by three collective bargaining units covered by separate contracts with expiration dates ranging from October 2001 through April 2003. Employee relations have generally been satisfactory.

        In response to the significant changes that have taken place in the utility industry, the Company sold all of its generating assets in 1998 to focus on the transmission and distribution of energy and related services.

(2) Significant Accounting Policies

        (a) Principles of Accounting

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting poli-cies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The unaudited financial statements for the periods ended March 31, 1999 and 1998 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

        The principal regulatory assets included in deferred charges were as follows:
                                                    March 31,  December 31,
                                                      1999         1998
                                                    (Dollars in thousands)

    Transition costs                                 $ 50,897    $ 38,622
    Power contract buy-out                             15,635      15,717
    Fuel charge stabilization                          26,537      26,682
    Postretirement benefit costs                       12,268      12,269
    Pilgrim nuclear plant litigation costs              5,385       5,417
    Yankee Atomic unrecovered plant
        and decommissioning costs                       1,736       2,042
    Other                                               1,379       1,146
                                                     $113,837    $101,895

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets, were as follows:

                                                    March 31,  December 31,
                                                      1999         1998
                                                    (Dollars in thousands)

    Regulatory liability related to
        sale of generating assets                    $300,737    $293,186
    Demand-side management deferral                     3,468       2,274
    Excess Seabrook-related deferred income taxes         320         319
    Other deferred income taxes                         1,782       1,782
    Excess replacement power refunds                      117         132
                                                     $306,424    $297,693

        The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generation assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Servic-es, Inc. as the vehicle to invest the Company's share of the net proceeds from the sale of Canal Electric's generating assets. These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and affiliate Cambridge Electric Light Company (Cambridge Electric). The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affiliate in the accompanying Condensed Balance Sheets.

        The Company's regulatory assets, including the costs associated with an existing power contract with the Yankee Atomic nuclear power plant that was shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next 11 years pursuant to the legislation discussed below.

        In November 1997, the Commonwealth of Massachusetts enacted a compre-hensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge Electric and Canal Electric, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Cambridge Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

    at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

(3) Commitments and Contingencies

        (a) Construction and Financing

        The Company is engaged in a continuous construction program presently estimated at $135.8 million for the five-year period 1999 through 2003. Of that amount, $30.5 million is estimated for 1999. As of March 31, 1999, the Company's construction expenditures amounted to approximately $4 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings that are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and equity securities.

        The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, availability and cost of capital and environmental factors.

        (b) Pilgrim Power Contract

        The Company has an 11% (73.6 megawatts) contract entitlement in the output of the Pilgrim nuclear power plant, located in Plymouth, MA, which is expected to be sold by Boston Edison Company (Boston Edison) in 1999 to Entergy Nuclear Generating Company (Entergy). In conjunction with this sale, the Company has reached an agreement with Boston Edison to buy out of this life-of-the-unit contract, terminating the Company's rights and obligations under the contract regarding the power output of the plant. Pursuant to the buy out agreement, the Company will pay between $100 mill-ion and $115 million to terminate this contract with Boston Edison, sub-ject to adjustment at closing. On April 29, 1999, the Nuclear Regulatory Commission issued an order approving the transfer of the operating license for the plant from Boston Edison to Entergy. The buy out is expected to be completed in the second quarter of 1999. It is anticipated that the buy out will be paid for with funds currently held by affiliate Energy Investment Services, Inc. (see Note 2(b)). In a transaction related to the sale of the Pilgrim plant, the Company will buy power generated by the Pilgrim plant from Entergy on a declining basis through 2004.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1999 and 1998 and unit sales for these periods is shown below:

                                                  Three Months Ended
                                                        March 31,
                                                      1999 and 1998
                                                  Increase (Decrease)
                                                 (Dollars in thousands)

Electric Operating Revenues                        $   (177)     (0.2)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel                            (1,559)     (2.4)
  Other operation and maintenance                     3,869      20.6
  Depreciation                                          223       4.9
  Taxes -
    Federal and state income                         (1,099)    (26.1)
    Local property and other                             49       2.1
                                                      1,483       1.6

Operating Income                                     (1,660)    (15.7)

Other Income                                            444   2,220.0

Income Before Interest Charges                       (1,216)    (11.5)

Interest Charges                                        659      17.6

Net Income                                         $ (1,875)    (27.5)

Unit Sales (Megawatthours or MWH)
  Retail                                             38,679       4.5
  Wholesale                                          (2,293)     (0.6)
    Total unit sales                                 36,386       2.9

    The following is a summary of unit sales (in MWH) for the periods indicated:

                                                  Unit Sales (MWH)
        Three Months Ended           Total        Retail       Wholesale

          March 31, 1999             1,304,198    900,631      403,567
          March 31, 1998             1,267,812    861,952      405,860

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Despite a 2.9% increase in unit sales, operating revenues for the first quarter of 1999 were slightly lower than the corresponding period in 1998 primarily due to rate reductions resulting from electric industry restructur-ing legislation, and a net decrease in electricity purchased for resale, fuel and transmission charges of $1.6 million (2.4%). As a result of industry restructuring, the Company has unbundled its rates and provided customers with a ten percent rate reduction as of March 1, 1998 that was subsequently increased to approximately 12% effective January 1, 1999 in conjunction with the Company's restructuring plan as approved by the DTE.

    This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Elec-tricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as the Company) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 88.8% of retail customers receive standard offer service, 11.1% of retail customers receive default service and 0.1% of retail customers receive electricity supply services from competitive power suppli-ers. For further information on electric industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

    Retail unit sales for the quarter increased primarily as a result of increases in the residential and commercial sectors of 7.1% and 5.6%, respec-tively.

Other Operation and Maintenance

    The $3.9 million increase in other operation and maintenance in the first quarter of 1999 was primarily due to higher costs related to demand-side management and renewable energy programs ($1.2 million), the absence in the current period of an adjustment to year-end 1997 payroll (made in January
1998) related to the 1997 personnel reduction program ($1.5 million), and amortization related to the Company's share of personnel reduction costs associated with Canal Electric's sale of its generating assets ($742,000).

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

Depreciation and Taxes

    Depreciation expense increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes declined due mainly to the change in pretax income.

Other Income

    Other income increased in the current quarter due to interest accrued on deferred transition costs associated with electric industry restructuring ($508,000).

Interest Charges

    Total interest charges increased in the current quarter reflecting higher interest on amounts due customers related to industry restructuring ($579,000) and a greater level of short-term borrowings ($148,000), offset slightly by lower scheduled sinking fund payments on long-term debt.

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

    Shareholder votes on the merger will be held as part of each of COM/Energy's and BEC's annual shareholder meetings scheduled for June 24, 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999,

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of COM/Energy's and BEC's current trustees.

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

    COM/Energy, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

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

   COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy is approximate-ly 94% complete in its efforts to resolve non-compliance with Year 2000 requirements related to these systems and anticipates that these systems will be updated or replaced and tested by mid-1999.

   At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1,

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

1999. The testing phase for Year 2000 compliance is approximately 85% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

   Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $9.85 million, including approximately $900,000, $3.1 million and $1.9 million incurred through 1997, 1998 and the first quarter of 1999, respectively. Approximately $3.95 million is expected to be spent in the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

   In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of April 1, 1999, COM/Energy has received responses from approximately 82% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continu-ing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfac-tion by July 1, 1999.

   In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

   COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy's gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infra-structure failures, there may be no practical alternative course of action available to COM/Energy.

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

New Accounting Principle

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

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1999.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1999.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  May 17, 1999                             JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer