Form 10-Q
period 1999-06-30
COMMONWEALTH ELECTRIC CO
filed 1999-08-16
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 August 1, 1999

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1999           1998
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $574,107       $566,477
  Less - Accumulated depreciation                    189,330        182,345
                                                     384,777        384,132
  Add - Construction work in progress                  3,953          2,544
                                                     388,730        386,676

INVESTMENTS
  Equity in nuclear electric power company               444            485
  Other                                                   14             14
                                                         458            499

LONG-TERM RECEIVABLE - AFFILIATE                     308,216        307,618

CURRENT ASSETS
  Cash                                                 3,517          3,584
  Accounts receivable -
    Affiliates                                         2,473          1,483
    Customers                                         39,330         40,114
  Unbilled revenues                                    2,657          4,646
  Prepaid property taxes                                 -            3,153
  Inventories and other                                4,325          3,861
                                                      52,302         56,841

DEFERRED CHARGES
  Regulatory assets                                  124,428        101,895
  Other                                                5,344          3,068
                                                     129,772        104,963

                                                    $879,478       $856,597







                            See accompanying notes.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1999            1998
                                                  (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,043,972 shares wholly-owned by
        Commonwealth Energy System (Parent)         $ 51,099       $ 51,099
    Amounts paid in excess of par value               97,112         97,112
    Retained earnings                                 38,814         36,984
                                                     187,025        185,195
  Long-term debt, less current sinking
    fund requirements                                142,604        143,651
                                                     329,629        328,846

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            45,950            -
    Advances from affiliates                           8,025         40,350
                                                      53,975         40,350

  Other Current Liabilities -
    Current sinking fund requirements                  3,196          3,553
    Accounts payable -
      Affiliates                                       4,794         14,159
      Other                                           34,464         26,370
    Accrued taxes -
      Income                                          42,900         35,945
      Local property and other                            37          3,343
    Other                                             25,703         24,167
                                                     111,094        107,537
                                                     165,069        147,887

DEFERRED CREDITS
  Regulatory liabilities                             301,018        297,693
  Accumulated deferred income taxes                   52,089         51,297
  Unamortized investment tax credits                   6,008          6,224
  Other                                               25,665         24,650
                                                     384,780        379,864

COMMITMENTS AND CONTINGENCIES

                                                    $879,478       $856,597

                            See accompanying notes.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)

                                   Three Months Ended      Six Months Ended
                                     1999      1998         1999       1998

ELECTRIC OPERATING REVENUES        $ 96,889   $ 93,957    $202,813   $200,058

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    55,188     62,688     121,517    128,361
  Other operation and maintenance    25,774     20,842      46,251     39,665
  Depreciation                        4,645      4,505       9,387      9,024
  Taxes -
    Income                            1,951       (161)      5,064      4,051
    Local property                    1,801      1,533       3,377      3,063
    Payroll and other                   633        593       1,433      1,390
                                     89,992     90,000     187,029    185,554

OPERATING INCOME                      6,897      3,957      15,784     14,504

OTHER INCOME                            647        145       1,111        165

INCOME BEFORE INTEREST CHARGES        7,544      4,102      16,895     14,669

INTEREST CHARGES
  Long-term debt                      3,226      3,321       6,452      6,642
  Other interest charges              1,308        758       2,481      1,177
                                      4,534      4,079       8,933      7,819

NET INCOME                            3,010         23       7,962      6,850

RETAINED EARNINGS -
  Beginning of period                39,892     38,820      36,984     31,993
  Dividends on common stock          (4,088)    (6,950)     (6,132)    (6,950)

  End of period                    $ 38,814   $ 31,893    $ 38,814   $ 31,893














                            See accompanying notes.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)



                                                         1999         1998

OPERATING ACTIVITIES
  Net income                                          $  7,962      $ 6,850
  Effects of noncash items -
    Depreciation and amortization                       11,566       11,833
    Deferred income taxes and investment
      tax credits, net                                   5,840          354
  Change in working capital, exclusive of cash
    and interim financing                                8,029          897
  Transition costs deferral                            (21,130)     (23,924)
  Power contract buy-out                                (2,265)         -
  Fuel charge stabilization deferral                       -          1,465
  All other operating items                             (5,975)      (2,619)

Net cash provided by (used for) operating activities     4,027       (5,144)

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC)                               (10,540)      (9,748)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   45,950       23,775
  Payments to affiliates                               (32,325)      (1,180)
  Payment of dividends                                  (6,132)      (6,950)
  Sinking funds payments                                (1,047)      (1,047)

Net cash provided by financing activities                6,446       14,598

Net decrease in cash                                       (67)        (294)
Cash at beginning of period                              3,584        1,496

Cash at end of period                                 $  3,517      $ 1,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (refunded) during the period for:
    Interest (net of capitalized amounts)             $  7,582      $ 7,422
    Income taxes                                      $ (2,469)     $ 8,659







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

        The Company has 689 regular employees including 483 (70%) represented by three collective bargaining units covered by separate contracts with expiration dates ranging from October 2001 through April 2003. Employee relations have generally been satisfactory.

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

        The unaudited financial statements for the periods ended June 30, 1999 and 1998 reflect, in the opinion of the Company, all adjustments (consist-ing of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        As a result of electric industry restructuring, the Company discontin-ued application of accounting principles applied to its investment in electric generating facilities effective March 1, 1998. The Company will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Company's Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

        The principal regulatory assets included in deferred charges were as follows:
                                                     June 30,  December 31,
                                                       1999        1998
                                                    (Dollars in thousands)

    Transition costs                                 $ 62,384    $ 38,622
    Power contract buy-out                             15,278      15,717
    Fuel charge stabilization                          25,983      26,682
    Postretirement benefit costs                       12,268      12,269
    Pilgrim nuclear plant litigation costs              5,260       5,417
    Yankee Atomic unrecovered plant
        and decommissioning costs                       1,420       2,042
    Other                                               1,835       1,146
                                                     $124,428    $101,895

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

        The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets, were as follows:

                                                     June 30,  December 31,
                                                       1999        1998
                                                    (Dollars in thousands)

    Regulatory liability related to
        sale of generating assets                    $294,987    $293,186
    Demand-side management deferral                     3,826       2,274
    Excess Seabrook-related deferred income taxes         313         319
    Other deferred income taxes                         1,782       1,782
    Excess replacement power refunds                      110         132
                                                     $301,018    $297,693

        The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Services, Inc. (EIS) as the vehicle to invest the Company's share of the net proceeds from the sale of Canal Electric's generating assets. These proceeds have been invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and affiliate Cambridge Electric Light Company (Cambridge Electric). The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affili-ate in the accompanying Condensed Balance Sheets.

        The Company's regulatory assets, including the costs associated with an existing power contract with the Yankee Atomic nuclear power plant that was shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next 11 years pursuant to the legislation discussed below. However, the Company received approximately $56 million from EIS in July 1999 which will reduce the amount of regulatory assets to be recovered in the future.

        In November 1997, the Commonwealth of Massachusetts enacted a compre-hensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge Electric and Canal Electric, filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Company and Cambridge Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that is eligible for recovery. Costs that qualify as strandable costs and are eligible for recovery include, but are not

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

    limited to, certain above market costs associated with generating facili-ties, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

(3) Commitments and Contingencies

        (a) Construction and Financing

        The Company is engaged in a continuous construction program presently estimated at $135.8 million for the five-year period 1999 through 2003. Of that amount, $30.5 million is estimated for 1999. As of June 30, 1999, the Company's construction expenditures amounted to approximately $10.5 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings that are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and equity securities.

        The program is subject to periodic review and revision due to factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, availability and cost of capital and environmental factors.

        (b) Pilgrim Power Contract

        The Company had an 11% (73.6 megawatts) contract entitlement in the output of the Pilgrim nuclear power plant, located in Plymouth, MA, which was sold by Boston Edison Company (Boston Edison) on July 13, 1999 to Entergy Nuclear Generating Company (Entergy). On April 29, 1999, the Nuclear Regulatory Commission issued an order approving the transfer of the operating license for the plant from Boston Edison to Entergy. In conjunction with this sale, the Company reached an agreement with Boston Edison to buy out of this life-of-the-unit contract, terminating the Company's rights and obligations under the contract regarding the power output of the plant. Pursuant to the buy-out agreement, the Company paid approximately $105 million in July 1999 to terminate this contract with Boston Edison. The buy-out was paid with funds held by affiliate EIS (see
    Note 2(b)) that were provided from the Company's share of the net proceeds from Canal Electric's sale of its generating assets. The DTE approved the buy-out transaction as a mitigation measure and approved inclusion of the buy-out payment as a transition cost for purposes of cost recovery by the Company. In a transaction related to the sale of the Pilgrim plant, the Company will buy power generated by the Pilgrim plant from Entergy on a declining basis through 2004.

        (c) Lowell Cogeneration Company Power Contract

        On July 22, 1999, the Company filed with the DTE a Petition for Approval of an Amended and Restated Power Sale Agreement between the Company and Lowell Cogeneration Company (Lowell). The Petition requests approval of an amendment to the existing power sales agreement that would terminate the Company's obligation to purchase the output (28 megawatts) from the combined-cycle cogeneration facility located in Lowell, MA.

<PAGE 10>

                         COMMONWEALTH ELECTRIC COMPANY

        In September 1986, the Company had agreed to purchase all of the electric capacity and energy produced by Lowell through the year 2008. A 1994 restructured agreement eliminated the Company's purchase obligations through the year 2000 while extending the agreement with Lowell through 2010 as a dispatchable unit.

        Pursuant to the restructured agreement, the Company will retain the right, at its sole option, to purchase the output of the unit under call-back rights to ensure ongoing supply for default and standard offer service. The filing that was made with the DTE in July 1999 seeks approval of the new contract terms and the inclusion of the fixed costs ($1.1 million per month during the 4.5 year term of the restructured agreement), to be paid to Lowell, in the transition costs to be collected from the Company's retail customers. The fixed costs will be paid with funds held by affiliate EIS provided from the Company's share of the net proceeds from Canal Electric's sale of its generating assets. If the filing is approved, there will be a reduction in the overall level of transition costs to be recovered from customers.

<PAGE 11>

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended
June 30, 1999 and 1998 and unit sales for these periods is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1999 and 1998         1999 and 1998
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $  2,932       3.1%    $  2,755     1.4%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel             (5,285)     (8.4)      (6,844)   (5.3)
  Other operation and maintenance      2,717      13.0        6,586    16.6
  Depreciation                           140       3.1          363     4.0
  Taxes -
    Federal and state income           2,112   1,311.8        1,013    25.0
    Local property and other             308      14.5          357     8.0
                                          (8)      -          1,475     0.8

Operating Income                       2,940      74.3        1,280     8.8

Other Income                             502     346.2          946   573.3

Income Before Interest Charges         3,442      83.9        2,226    15.2

Interest Charges                         455      11.2        1,114    14.2

Net Income                          $  2,987  12,987.0     $  1,112    16.2


Unit Sales (Megawatthours or MWH)
    Retail                            36,695       4.7       75,374     4.6
    Wholesale                        (37,283)    (11.6)     (39,576)   (5.4)
      Total                             (588)     (0.1)      35,798     1.5

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                     Six Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

June 30, 1999   1,101,128  817,772   283,356   2,405,326   1,718,403  686,923
June 30, 1998   1,101,716  781,077   320,639   2,369,528   1,643,029  726,499

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues increased $2.9 million (3.1%) and $2.8 million (1.4%) in the current quarter and six-month period ended June 30, 1999 due to greater retail unit sales in both periods. As a result of industry restructuring, the Company has unbundled its rates and provided customers with a ten percent rate reduction as of March 1, 1998 that was subsequently increased to approximately 12% effective January 1, 1999 in conjunction with the Company's restructuring plan as approved by the DTE.

    This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Elec-tricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as the Company) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 87.3% of retail customers receive standard offer service, 12.5% of retail customers receive default service and 0.2% of retail customers receive electricity supply services from competitive power suppli-ers. For further information on electric industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

    Retail unit sales for the quarter and six-month periods ended June 30, 1999 increased primarily as a result of increases in the residential and commercial sectors of 5.3% and 5.9%, respectively.

Other Operation and Maintenance

    The $6.6 million (16.6%) increase in other operation and maintenance in the first half of 1999 was primarily due to amortization related to the Company's share of personnel reduction costs associated with Canal Electric's sale of its generating assets ($1.5 million), the absence in the current period of an adjustment to year-end 1997 payroll (made in January 1998) related to the 1997 personnel reduction program (PRP) ($1.3 million), an increase in the provision for bad debts ($900,000), and higher costs related to demand-side management and renewable energy programs ($801,000). The $2.7 million (13%) increase in expense in the current quarter was primarily attributable to the amortization referred to above associated with the sale of Canal Electric's generating assets ($742,000), higher costs related to demand-side management and renewable energy programs ($969,000) and higher insurance

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

and employee benefit costs ($781,000).

Depreciation and Taxes

    Depreciation expense in the current quarter and six-month periods ended June 30, 1999 increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes increased in both current periods due mainly to the change in pretax income. The increased local property and other expenses primarily reflects higher property tax expense of $268,000 and $314,000 in the current three and six-month periods.

Other Income

    Other income increased in the current quarter and six-month periods due to interest accrued on deferred transition costs associated with electric industry restructuring of $705,000 and $1.2 million, respectively.

Interest Charges

    Total interest charges increased in the current quarter reflecting interest on amounts due customers related to industry restructuring ($623,000 and $1.2 million, respectively).

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of the required approvals. On June 24, 1999, common shareholders of COM/Energy and BEC approved the merger. On June 30, 1999, the FERC approved the merger. On July 27, 1999, the DTE approved the rate plan filed by the retail utility subsidiaries of the two companies that is an integral part of the merger. On August 16, 1999, the Massachusetts Attorney General's Office and a group of four intervenors filed appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court. The signifi-cant elements of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries and recovery of all merger-related costs including an acquisition premium of approximately $516 million. On August 11, 1999, the Nuclear Regulatory Commission approved the transfer of control of Canal Electric's interest in the Seabrook nuclear generating plant from COM/Energy to NSTAR. The remaining merger approval from the Securities and Exchange Commission is expected to be issued in August.

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

    The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of the Parent's and BEC's current trustees.

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

    COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced. COM/Energy is currently at a 98% completion level in its five-phase process for all systems, with completion of the last stages of its extensive testing process for the final six systems expected by September 30, 1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy has reported to the North American Electric Reliability Council (NERC) that it met the NERC target date of June 30, 1999 for 100% readiness of all its mission critical components required for the continued safe and reliable delivery of

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

electricity into the Year 2000. COM/Energy's gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness. Overall, the non-information technology systems are at a 99% completion level, with the final items scheduled for completion by August 31, 1999.

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $10.2 million, including approximately $900,000, $3.1 million and $3.2 million incurred through 1997, 1998 and the first half of 1999, respectively. Approximately $3 million is expected to be spent during the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. COM/Energy has ranked its vendors in terms of importance, and as of June 30, 1999 has received adequate responses from 100% of its "critical" and "high" rated vendors. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with all other vendors is continuing and inadequate responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans for any vendor not responding to COM/Energy's satisfaction.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy has identified the elements of the infrastructure that are critical to its operations and has requested and obtained information as to the expected Year 2000 readiness of these elements.

    COM/Energy has completed the development of its Year 2000 contingency plans for all operational areas that may be effected by Year 2000 issues. COM/Energy's gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to COM/Energy. The implementation of the contingency plans will continue throughout the remainder of 1999.

    COM/Energy is working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY

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

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include,but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

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

    SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the Company's election, before January 1, 1998.

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

<PAGE 17>

                         COMMONWEALTH ELECTRIC COMPANY


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1999.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1999.

<PAGE 18>

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)


                                                Principal Financial and
                                                Accounting Officer:


Date:  August 16, 1999                          JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer