Form 10-Q
period 1999-09-30
COMMONWEALTH ELECTRIC CO
filed 1999-11-15
CIK 71222

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission File Number 2-7749

                        COMMONWEALTH ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

        Massachusetts                                       04-1659070
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

800 Boylston Street, Boston, Massachusetts                     02199
(Address of principal executive offices)                    (Zip Code)


                                (617) 424-2000
             (Registrant's telephone number, including area code)


               One Main Street, Cambridge, Massachusetts 02142
     (Former name, address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.     YES [ X ]  NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
   Class of Common Stock                                 November 1, 1999

Common Stock, $25 par value                             2,043,972 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)
                                  (Unaudited)
                                                 September 30,   December 31,
                                                     1999            1998


PROPERTY, PLANT AND EQUIPMENT, at original cost    $578,665        $566,477
  Less - Accumulated depreciation                   192,044         182,345
                                                    386,621         384,132
  Add - Construction work in progress                 2,856           2,544
                                                    389,477         386,676

INVESTMENTS
  Equity in nuclear electric power company              455             485
  Other                                                  14              14
                                                        469             499

LONG-TERM RECEIVABLE - AFFILIATE                    139,810         307,618

GOODWILL                                            234,946             -

CURRENT ASSETS
  Cash                                                4,012           3,584
  Advances to affiliates                             13,950             -
  Accounts receivable -
    Affiliates                                        2,606           1,483
    Customers                                        45,755          40,114
  Unbilled revenues                                   2,026           4,646
  Prepaid property taxes                              4,849           3,153
  Inventories and other                               3,726           3,861
                                                     76,924          56,841

DEFERRED CHARGES
  Regulatory assets                                 106,231         101,895
  Other                                               6,201           3,068
                                                    112,432         104,963

                                                   $954,058        $856,597



  The accompanying notes are an integral part of these financial statements.

<PAGE 3>

                         COMMONWEALTH ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)
                                  (Unaudited)

                                                September 30,    December 31,
                                                    1999             1998

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
      2,043,972 shares                             $ 51,099        $ 51,099
    Amounts paid in excess of par value             332,273          97,112
    Retained earnings                                34,714          36,984
                                                    418,086         185,195
  Long-term debt, less current sinking
    fund requirements                               142,606         143,651
                                                    560,692         328,846

CURRENT LIABILITIES
  Interim Financing -
    Advances from affiliates                            -            40,350

  Other Current Liabilities -
    Current sinking fund requirements                 3,197           3,553
    Accounts payable -
      Affiliates                                      9,275          14,159
      Other                                          43,255          26,370
    Accrued taxes -
      Income                                         43,628          35,945
      Local property and other                        5,520           3,343
    Other                                            24,680          24,167
                                                    129,555         107,537
                                                    129,555         147,887

DEFERRED CREDITS
  Regulatory liabilities                            138,089         297,693
  Accumulated deferred income taxes                  52,476          51,297
  Unamortized investment tax credits                  5,900           6,224
  Postretirement benefits costs                      32,909             -
  Other                                              34,437          24,650
                                                    263,811         379,864

COMMITMENTS AND CONTINGENCIES
                                                   $954,058        $856,597



  The accompanying notes are an integral part of these financial statements.

<PAGE 4>

                         COMMONWEALTH ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)

                                   Three Months Ended      Nine Months Ended
                                     1999      1998         1999       1998

ELECTRIC OPERATING REVENUES        $112,872   $120,671    $332,336   $343,640

OPERATING EXPENSES
  Electricity purchased for
    resale, transmission and fuel    64,180     78,126     203,768    230,321
  Other operation and maintenance    37,046     21,047      81,877     59,789
  Depreciation                        4,545      4,506      13,932     13,530
  Taxes -
    Income                             (381)     4,069       4,683      8,120
    Local property                    1,589      1,702       4,966      4,765
    Payroll and other                   628        558       2,061      1,948
                                    107,607    110,008     311,287    318,473

OPERATING INCOME                      5,265     10,663      21,049     25,167

OTHER INCOME                            844        131       1,955        296

INCOME BEFORE INTEREST CHARGES        6,109     10,794      23,004     25,463

INTEREST CHARGES
  Long-term debt                      3,225      3,321       9,677      9,963
  Other interest charges              3,203        831       5,684      2,008
                                      6,428      4,152      15,361     11,971

NET (LOSS) INCOME                      (319)     6,642       7,643     13,492

RETAINED EARNINGS -
  Beginning of period                38,814     31,893      36,984     31,993
  Dividends paid to Parent           (3,781)       -        (9,913)    (6,950)

  End of period                    $ 34,714   $ 38,535    $ 34,714   $ 38,535














  The accompanying notes are an integral part of these financial statements.

<PAGE 5>

                         COMMONWEALTH ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)



                                                         1999         1998

OPERATING ACTIVITIES
  Net income                                          $  7,643      $13,492
  Effects of noncash items -
    Depreciation and amortization                       17,247       17,866
    Deferred income taxes and investment
      tax credits, net                                   2,238          101
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing        16,313          (93)
  Transition costs deferral                            (10,445)     (25,952)
  EIS proceeds (Note 2)                                167,808          -
  Power contract buyouts                              (107,227)         -
  All other operating items                            (12,522)      (3,132)

Net cash provided by operating activities               81,055        2,282

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                               (15,369)     (14,424)
  Advances to affiliates                               (13,950)         -

Net cash used for investing activities                 (29,319)     (14,424)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                      -         15,625
  (Payments to) advances from  affiliates              (40,350)       4,750
  Payment of dividends                                  (9,913)      (6,950)
  Sinking funds payments                                (1,045)      (1,044)

Net cash (used for) provided by financing activities   (51,308)      12,381

Net increase in cash                                       428          239
Cash at beginning of period                              3,584        1,496

Cash at end of period                                 $  4,012      $ 1,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (refunded) during the period for:
    Interest (net of capitalized amounts)             $ 12,300      $12,721
    Income taxes                                      $ (3,877)     $ 8,120





  The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                         COMMONWEALTH ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Electric Company (the Company) is a wholly-owned subsid-iary of NSTAR. NSTAR is the new holding company that was formed, effec-tive August 25, 1999 after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company, that includes the Company, serving approximately
    1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

        The Company's operations are involved in the distribution and sale of electricity to 327,000 customers (including 45,500 seasonal) in 40 communities located in southeastern Massachusetts, including Cape Cod and the island of Martha's Vineyard, having an approximate year-round popula-tion of 549,000 and a large influx of summer residents.

        The Company has 676 employees including 480 (71%) represented by three collective bargaining units covered by separate contracts with expiration dates ranging from October 2001 through April 2003.

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

        The unaudited financial statements for the periods ended September 30, 1999 and 1998 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

        The principal regulatory assets included in deferred charges were as follows:
                                             September 30,     December 31,
                                                  1999             1998
                                                 (Dollars in thousands)

    Transition costs                            $ 53,967         $ 38,622
    Power contract buy-out                           -             15,717
    Fuel charge stabilization                         17           26,682
    Postretirement benefit costs                  35,813           12,269
    Yankee Atomic unrecovered plant
        and decommissioning costs                  1,124            2,042
    Merger costs                                  17,330              -
    Other                                         (2,020)           6,563
                                                $106,231         $101,895

        The increase in the regulatory asset related to postretirement benefits reflects the impact of immediate recognition of the Company's previously unrecognized postretirement benefit obligation ($32.9 million) pursuant to the requirements of purchase accounting. The merger costs include severance costs ($8.3 million) associated with a voluntary separation program (VSP) offered to employees as a result of the merger, pension curtailment costs ($4.9 million) resulting from the VSP and other costs to achieve the merger ($4.1 million).

        The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets, were as follows:

                                              September 30,    December 31,
                                                   1999            1998
                                                  (Dollars in thousands)

    Regulatory liability related to
        sale of generating assets                $125,029        $293,186
    Pension costs                                   5,815           -
    Demand-side management deferral                 5,463           2,274
    Deferred income taxes                           1,782           2,101
    Other                                             -               132
                                                 $138,089        $297,693

        The regulatory liability related to the sale of generating assets was established pursuant to the Company's divestiture filing that was approved by the DTE in which the Company agreed to use its share of the net proceeds from affiliate Canal Electric Company's (Canal Electric) sale of generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Servic-es, Inc. (EIS) as the vehicle to invest the Company's share of the net proceeds from the sale of Canal Electric's generating assets. These

<PAGE 8>

                         COMMONWEALTH ELECTRIC COMPANY

    proceeds have been invested in a portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of the Company and affiliate Cambridge Electric Light Company. The Company's share of the net proceeds from the sale of Canal Electric's generating assets has been classified as a long-term receivable - affiliate in the accompanying Condensed Balance Sheets.

        The Company's regulatory assets, including the costs associated with an existing power contract with the Yankee Atomic nuclear power plant that was shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over the next 11 years pursuant to a comprehensive electric utility industry restructuring law enacted by the Commonwealth of Massa-chusetts in November 1997.

(3) Commitments and Contingencies

        (a) Pilgrim Power Contract

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

        (b) Lowell Cogeneration Company Power Contract

        On October 27, 1999, the DTE approved an Amended and Restated Power Sale Agreement between the Company and Lowell Cogeneration Company Limited Partnership (Lowell) that will terminate the Company's obligation to purchase the output (28 megawatts) from the combined-cycle cogeneration facility located in Lowell, MA.

        In September 1986, the Company had agreed to purchase all of the electric capacity and energy produced by Lowell through the year 2008. A 1994 restructured agreement eliminated the Company's purchase obligations through the year 2000 while extending the agreement with Lowell through 2010 as a dispatchable unit.

<PAGE 9>

                         COMMONWEALTH ELECTRIC COMPANY

        Pursuant to the restructured agreement, the Company will retain the right, at its sole option, to purchase the output of the unit under call-back rights to ensure ongoing supply for default and standard offer service. The Company's buy-out payments to be paid to Lowell ($1.1 million per month during the 4.5 year term of the restructured agreement), are to be included in the Company's transition charge to be collected from the Company's retail customers. The variable costs will be paid with funds held by affiliate EIS provided from the Company's share of the net proceeds from Canal Electric's sale of its generating assets. As ap-proved, there will be a reduction in the overall level of transition costs to be recovered from customers.

        (c) Litigation

        In the normal course of business, the Company is involved in various legal matters. Management is unable to fully determine the range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1999 and 1998 and unit sales for these periods is shown below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                     1999 and 1998          1999 and 1998
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $ (7,799)     (6.5)%   $(11,304)   (3.3)%

Operating Expenses -
  Electricity purchased for resale,
    transmission and fuel            (13,946)    (17.9)     (26,553)  (11.5)
  Other operation and maintenance     15,999      76.0       22,088    36.9
  Depreciation                            39       0.9          402     3.0
  Taxes -
    Federal and state income          (4,450)   (109.4)      (3,437)  (42.3)
    Local property and other             (43)     (1.9)         314     4.7
                                      (2,401)     (2.2)      (7,186)   (2.3)

Operating Income                      (5,398)    (50.6)      (4,118)  (16.4)

Other Income                             713     544.3        1,659   560.5

Income Before Interest Charges        (4,685)    (43.4)      (2,459)   (9.7)

Interest Charges                       2,276      54.8        3,390    28.3

Net Income                          $ (6,961)   (104.8)    $ (5,849)  (43.4)


Unit Sales (Megawatthours or MWH)
    Retail                            63,211       6.3      138,585     5.2
    Wholesale                       (113,212)    (37.6)    (152,788)  (14.9)
      Total                          (50,001)     (3.8)     (14,203)   (0.4)

    The following is a summary of unit sales (in MWH) for the periods indicated:
                        Three Months                    Nine Months
Period Ended      Total    Retail   Wholesale    Total     Retail   Wholesale

September 30,
   1999       1,255,578  1,068,080  187,498  3,660,904   2,786,483    874,421
September 30,
   1998       1,305,579  1,004,869  300,710  3,675,107   2,647,898  1,027,209

<PAGE 11>

                         COMMONWEALTH ELECTRIC COMPANY

Operating Revenues, Electricity Purchased for Resale, Transmission and Fuel

    Operating revenues declined in the current quarter and nine-month period ended September 30, 1999 despite higher unit sales, due to rate reductions provided to customers as a result of industry restructuring. The Company unbundled its rates and provided customers with a 10% rate reduction as of March 1, 1998 that was subsequently increased to approximately 12% effective January 1, 1999 and to 15% effective September 1, 1999.

    This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Elec-tricity supply services provided by the Company include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as the Company) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 85.3% of retail customers receive standard offer service, 14.6% of retail customers receive default service and 0.1% of retail customers receive electricity supply services from competitive power suppli-ers. For further information on electric industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

    Retail unit sales for the quarter and nine-month periods ended September 30, 1999 increased primarily as a result of increases in the residential and commercial sectors of 6.3% and 6.1%, respectively.

Other Operation and Maintenance

    Other operation and maintenance increased in the current quarter and nine-month period due to the recognition of costs allocated to the Company that relate to various compensation plans whose benefits have vested as a result of a change in control at the parent company level and legal costs related to the merger ($1.1 million) and amortization of goodwill and merger costs ($690,000) (see merger discussion below). In addition, $7.6 million in pension costs that were previously deferred, have been expensed in the current period because recovery is no longer certain. Other factors that impacted other operation and maintenance in the first nine months of 1999 were costs associ-ated with transmission and distribution to repair overhead conductors ($700,000), amortization related to the Company's share of personnel reduction costs associated with Canal Electric's sale of its generating assets ($2.2 million), costs related to Hurricane Floyd ($2 million), increased employee

<PAGE 12>

                         COMMONWEALTH ELECTRIC COMPANY

medical costs ($1 million), an increase in the provision for bad debts ($982,000), and higher costs related to demand-side management and renewable energy programs ($1.1 million). The increase in expense for the current quarter was primarily attributable to the aforementioned merger-related and pension costs, costs for Hurricane Floyd damages ($2 million), the amortiza-tion referred to above associated with the sale of Canal Electric's generating assets ($742,000), and increased employee medical costs ($921,000).

Depreciation and Taxes

    Depreciation expense in the current quarter and nine-month period ended September 30, 1999 increased due to a higher level of depreciable property, plant and equipment. Federal and state income taxes declined in both current periods due mainly to the change in pretax income. The increase in local property and other taxes for the current nine-month period is primarily the result of higher property tax rates and assessments.

Other Income

    Other income increased in the current quarter and nine-month period due to interest accrued on deferred transition costs associated with electric industry restructuring of $726,000 and $1.9 million, respectively.

Interest Charges

    Total interest charges increased in the current quarter and nine-month periods due to interest on customer refunds ($2.3 million and $3.4 million) and interest on potential income tax deficiencies ($813,000 and $938,000), respectively.

Merger with BEC Energy

    NSTAR, an exempt public utility holding company, was created after completion of a merger transaction between BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive market-place. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generation facility to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to Southern Company in December 1998.

    The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

    The merger became effective after receipt of various regulatory approvals. The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of subsid-iary Canal Electric Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange

<PAGE 13>

                         COMMONWEALTH ELECTRIC COMPANY

Commission issued its approval on August 24, 1999.

    An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy in February 1999 and approved by the DTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze (after an adjustment to the distribution rates of affiliate Cambridge Electric Light Company and the Company to collect the appropriate level of distribution costs that is offset by a reduction in the transition charge that was previously approved by the
DTE), recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

    The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The goodwill amounted to approximately $478 million while the original estimate of costs to achieve the merger was $111 million to be amortized over 10 years. This estimate, which has been allocated among the retail utility subsidiaries of NSTAR, will be reconciled to actual costs and any difference is expected to be recovered over the remainder of the amortization period. The amount of goodwill attributed to the Company was approximately $235 million to be amortized over 40 years.

     A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the DTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals or their impact on the rate plan.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The Company and its affiliates (the companies) have been involved in Year 2000 compliancy since 1996. While the recent merger with BEC Energy has led to some integrated planning efforts, the companies have essentially continued to resolve Year 2000 issues independently of BEC Energy.

    The companies have followed a five-phase process in its Year 2000 compli-ance efforts, as follows: Awareness (through a series of internal announce-ments to employees and through contacts with vendors); Inventory (all comput-ers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifica-tions); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    The companies' inventory phase required an assessment of all date sensi-tive information and transaction processing computer systems and determined

<PAGE 14>

                         COMMONWEALTH ELECTRIC COMPANY

that approximately 90% of their software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced.

    The companies have also inventoried their non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. The companies have completed their assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. The companies have reported to the North American Electric Reliability Council (NERC) that they met the NERC target date of June 30, 1999 for 100% readiness of all their mission critical components required for the continued safe and reliable delivery of electricity into the Year 2000. The companies' gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness.

    Modifying and testing the companies' information and transaction process-ing systems from 1996 through 2000 is currently expected to cost approximately $10.3 million, including approximately $8.3 million incurred through September 30, 1999. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to their internal efforts, the companies have initiated formal communications with their significant suppliers to determine the extent to which the companies may be vulnerable to their suppliers' failure to correct their own Year 2000 issues. The companies have ranked their vendors in terms of importance and have received adequate responses from all of their "criti-cal" and "high" rated vendors. Failure of the companies' significant suppli-ers to address Year 2000 issues could have a material adverse effect on the companies' operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the companies. Contact with all other vendors is continuing and inadequate responses are being pursued by the companies.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facili-ties, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the companies' ability to acquire energy and their ability to serve their customers as ef-fectively as they are now being served. The companies have identified the elements of the infrastructure that are critical to their operations and have requested and obtained information as to the expected Year 2000 readiness of these elements.

    The companies have completed the development of their Year 2000 contingen-cy plans for all operational areas that may be effected by Year 2000 issues. The companies' gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to the companies. The implementation

<PAGE 15>

                         COMMONWEALTH ELECTRIC COMPANY

of the contingency plans will continue throughout the remainder of 1999.

    The companies are working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooper-ating in the development of local and wide-scale contingency planning.

    While the companies believe their efforts to address the Year 2000 issue will allow them to be successful in avoiding any material adverse effect on the companies' operations or financial condition, they recognize that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit their ability to acquire and distribute energy and process their daily business transactions for a period of time, especially if such failure is coupled with third party or infra-structure failures. Similarly, the companies could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the companies could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and the companies' ability to respond to unforeseen Year 2000 complications.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include the ultimate impact of the merger, developments in the legislative, regulatory and competitive environment, certain environ-mental matters, demands for capital expenditures and the availability of cash from various sources.

<PAGE 16>

                         COMMONWEALTH ELECTRIC COMPANY


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Filed herewith:

             Exhibit 27 - Financial Data Schedule

                     27.1 - Schedule UT

             Exhibit 99 - Additional Exhibits

                     99.1 - Report of Independent Accountants


        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1999.

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



                                                COMMONWEALTH ELECTRIC COMPANY
                                                        (Registrant)



Date:  November 15, 1999                        R. J. WEAFER, JR.
                                                Robert J. Weafer, Jr.
                                                Vice President, Controller
                                                and Chief Accounting Officer